Form 10-Q
period 1996-03-31
FIRST FINANCIAL CORP /RI/
filed 1996-06-28
CIK 354948

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996     Commission file number 0-27878

                              FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

           RHODE ISLAND                                      05-0391383
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)

  180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                02903
     (Address of principal executive offices)                  (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 421-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements
for the past 90 days.    Yes  X No
                      ---    ---

At June 24, 1996, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.


                              FIRST FINANCIAL CORP.
                                      INDEX

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements.....................................................................................1

  Consolidated Balance Sheets - March 31, 1996 and December 31, 1995................................................1

  Consolidated Statements of Income - Three months ended March 31, 1996 and 1995....................................2

  Consolidated Statements of Stockholders' Equity - Three months ended
   March 31, 1996 and year ended December 31, 1995..................................................................3

  Consolidated Statements of Cash Flows - Three months ended March 31, 1996 and 1995................................4

  Notes to Consolidated Financial Statements - March 31, 1996.......................................................5

  Item 2 - Management's Discussion and Analysis of Financial Condition and
   Results of Operations............................................................................................6

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings.......................................................................................ll

  Item 2 - Changes in Securities...................................................................................ll

  Item 3 - Defaults Upon Senior Securities.........................................................................11

  Item 4 - Submission of Matters to a Vote of Security Holders.....................................................11

  Item 5 - Other Information.......................................................................................11

  Item 6 - Exhibits and Reports on Form 8-K........................................................................12

  SIGNATURES.......................................................................................................13

  EXHIBITS

        Computation of per share earnings - Exhibit 11.............................................................14

        Financial Data Schedule - Exhibit 27.......................................................................15



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                        MARCH 31,      DECEMBER 31,
                                                                                          1996            1995
                                                                                          ----            ----
                                                  ASSETS                               (Unaudited)
CASH AND DUE FROM BANKS                                                                 $1,733,183      $1,866,249
                                                                                       -----------    ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                          3,609,000       1,035,000
                                                                                       -----------    ------------
SECURITIES:
  Held-to-maturity (market value: $11,321,190 and $14,566,501)                          11,400,521      14,644,165
  Available-for sale (amortized cost: $13,007,273 and $15,006,743)                      13,081,620      15,131,595
                                                                                       -----------    ------------
    Total investment securities                                                         24,482,141      29,775,760
                                                                                       -----------    ------------
FEDERAL HOME LOAN BANK STOCK                                                               348,100         348,100
                                                                                       -----------    ------------
LOANS:
  Commercial                                                                             3,764,709       3,549,458
  Commercial real estate                                                                34,940,114      32,412,836
  Residential real estate                                                               23,364,111      23,657,622
  Home equity lines of credit                                                            3,461,822       3,671,892
  Consumer                                                                               1,556,063       1,496,933
                                                                                       -----------    ------------
                                                                                        67,086,819      64,788,741
  Less - Unearned discount                                                                  76,794          88,141
  Allowance for possible loan losses                                                     1,757,797       1,828,040
                                                                                       -----------    ------------
    Net loans                                                                           65,252,228      62,872,560
                                                                                       -----------    ------------
OTHER REAL ESTATE OWNED                                                                  1,265,310       1,470,310
                                                                                       -----------    ------------
PREMISES AND EQUIPMENT, net                                                              1,781,502       1,816,893
                                                                                       -----------    ------------
OTHER ASSETS                                                                             1,288,594       1,118,950
                                                                                       -----------    ------------
TOTAL ASSETS                                                                           $99,760,058    $100,303,822
                                                                                       ===========    ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Demand                                                                                $9,663,318     $12,483,433
  Savings and money market accounts                                                     23,914,312      24,191,981
  Time deposits                                                                         55,262,373      52,915,128
                                                                                       -----------    ------------
    Total deposits                                                                      88,840,003      89,590,542
                                                                                       -----------    ------------
ACCRUED EXPENSES AND OTHER LIABILITIES                                                     672,452         677,059
                                                                                       -----------    ------------
SENIOR DEBENTURE, net of Unamortized discount
 of $93,274 and $155,368                                                                 2,906,726       2,844,632
                                                                                       -----------    ------------
STOCKHOLDERS' EQUITY
  Common Stock, $1 par value
   Authorized- 5,000,000 shares
   Issued- 750,000 shares                                                                  750,000         750,000
  Surplus                                                                                  500,000         500,000
  Retained earnings                                                                      6,193,230       6,013,638
  Unrealized gain on securities available-for-sale, net of taxes                            44,607          74,911
                                                                                       -----------    ------------
                                                                                         7,487,837       7,338,549
  Less - Treasury stock, at cost, 66,800 shares                                            146,960         146,960
                                                                                       -----------    ------------
    Total stockholders' equity                                                           7,340,877       7,191,589
                                                                                       -----------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $99,760,058    $100,303,822
                                                                                       ===========    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                              ---------
                                                                                     1996                   1995
                                                                                     ----                   ----
                                                                                             (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                                      $1,621,750            $1,452,286
  Interest on investment securities -
    U.S. Government and agency obligations                                           332,363               319,015
    Collateralized mortgage obligations                                               26,925                38,075
    Marketable equity securities and other                                             1,638                   300
  Interest on cash equivalents                                                        40,571                34,558
                                                                                  ----------            ----------
    Total interest income                                                          2,023,247             1,844,234
                                                                                  ----------            ----------
INTEREST EXPENSE:
  Interest on deposits                                                               908,131               766,868
  Interest on debenture                                                               62,094                45,741
                                                                                  ----------            ----------
    Total interest expense                                                           970,225               812,609
                                                                                  ----------            ----------
    Net interest income                                                            1,053,022             1,031,625
PROVISION FOR POSSIBLE LOAN LOSSES                                                    70,000               105,000
                                                                                  ----------            ----------
    Net interest income after provision for possible loan losses                     983,022               926,625
                                                                                  ----------            ----------
NONINTEREST INCOME:
  Service charges on deposits                                                         75,165                67,184
  Gain on loan sales                                                                --------             ---------
  Other                                                                               36,656                42,343
                                                                                  ----------            ----------
    Total noninterest income                                                         111,821               109,527
                                                                                  ----------            ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                                     419,933               389,925
  Occupancy expense                                                                   99,416                83,036
  Equipment expense                                                                   51,526                54,134
  Other real estate owned (gains) losses, and expenses                                28,089                (9,369)
  Computer services                                                                   41,890                35,310
  Deposit insurance assessments                                                     --------                46,011
  Other operating expenses                                                           167,014               148,034
                                                                                  ----------            ----------
    Total noninterest expense                                                        807,868               747,081
                                                                                  ----------            ----------
    Income before provision for income taxes                                         286,975               289,071
PROVISION FOR INCOME TAXES                                                            86,887               100,448
                                                                                  ----------            ----------
    Net income                                                                      $200,088              $188,623
                                                                                  ==========            ==========
Earnings per share                                                                    $ 0.28                $ 0.26
                                                                                  ==========            ==========
Dividends paid per share                                                              $ 0.03             $ -------
                                                                                  ==========            ==========
Weighted average common and common stock equivalent shares outstanding               711,483               728,215
                                                                                  ==========            ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           UNREALIZED
                                                                                           GAIN (LOSS)
                                                                                          ON SECURITIES
                                                                                            AVAILABLE                      TOTAL
                                        COMMON                            RETAINED        FOR SALE, NET     TREASURY   STOCKHOLDERS'
                                        STOCK           SURPLUS           EARNINGS          OF TAXES         STOCK        EQUITY
                                        -----           -------           --------          --------         -----        ------
Balance, December 31, 1994             $750,000        $500,000         $5,571,013         $(114,893)      $(146,960)   $6,559,160
Net income                          -----------     -----------            517,777     -------------   -------------       517,777
Dividends ($.11 per share)          -----------     -----------            (75,152)    -------------   -------------       (75,152)
Change in net unrealized gain (loss)
 on securities available-for-sale   -----------     -----------     --------------           189,804   -------------       189,804
                                    -----------     -----------     --------------     -------------   -------------    ----------
Balance, December 31, 1995              750,000         500,000          6,013,638            74,911        (146,960)    7,191,589
Net income                          -----------     -----------            200,088     -------------   -------------       200,088
Dividends ($.03 per share)          -----------     -----------            (20,496)    -------------   -------------       (20,496)
Change in net unrealized gain (loss)
 on securities available-for-sale   -----------     -----------     --------------           (30,304)  -------------       (30,304)
                                    -----------     -----------     --------------     -------------   -------------    ----------
Balance, March 31, 1996                $750,000        $500,000         $6,193,230           $44,607       $(146,960)   $7,340,877
                                    ===========     ===========     ==============     =============   =============    ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
                                                                                                 1996                 1995
                                                                                                 ----                 ----
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                                   $200,088               $188,623
  Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses                                                           70,000                105,000
    Depreciation and amortization                                                                46,363                 40,646
    Losses (gains) on sale of OREO                                                               (8,384)               (22,561)
    Gain on sales of loans                                                                    ---------              ---------
  Proceeds from sales of loans                                                                  219,683                905,305
  Loans originated for sale                                                                    (203,710)              (826,250)
  Net (accretion) amortization on investment securities held-to-maturity                         (1,057)                 2,059
  Net (accretion) on investment securities available-for-sale                                   (16,161)               (13,291)
  Net (decrease) increase in unearned discount                                                  (11,347)                 1,088
  Net (increase) decrease in other assets                                                      (169,644)                45,823
  Accretion of discount on debenture                                                             62,094                 45,741
  Net (decrease) increase in deferred loan fees                                                  (5,630)                (2,783)
  Net increase (decrease) in accrued expenses and other liabilities                              15,595                163,582
                                                                                             ----------             ----------
      Net cash provided by operating activities                                                 197,890                632,982
                                                                                             ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Federal Home Loan Bank stock                                                   ----------              ---------
  Proceeds from maturities of investment securities held-to-maturity                          6,247,088                169,436
  Proceeds from maturities of investment securities available-for-sale                        5,900,000              6,600,000
  Purchase of investment securities held-to-maturity                                         (1,998,202)            (1,644,895)
  Purchase of investment securities available-for-sale                                       (4,888,555)            (5,486,446)
  Net increase in loans                                                                      (2,451,664)            (1,134,866)
  Purchase of premises and equipment                                                            (10,972)               (27,488)
  Sales of OREO                                                                                 216,384                132,561
                                                                                             ----------             ----------
      Net cash provided by (used in) investing activities                                     3,014,079             (1,391,698)
                                                                                             ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand accounts                                                 (2,820,115)              (792,216)
  Net (decrease) increase in savings and money market accounts                                 (277,669)            (2,527,923)
  Net increase in time deposits                                                               2,347,245              4,058,502
  Dividends paid                                                                                (20,496)           -----------
                                                                                             ----------             ----------
      Net cash (used in) provided by financing activities                                      (771,035)               738,363
                                                                                             ----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                          2,440,934                (20,353)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                2,901,249              4,807,584
                                                                                             ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                     $5,342,183             $4,787,231
                                                                                             ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                                $879,371               $723,267
                                                                                             ==========             ==========
  Income taxes paid                                                                             $82,750                $21,250
                                                                                             ==========             ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Transfer of loans to OREO                                                                      $3,000               $231,169
                                                                                             ==========             ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1996

(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period.

         These statements should be read in conjunction with the consolidated financial statements, notes and other information included in the Company's Registration Statement on Form S-1 (File No. 333-1654), as amended, declared effective by the Securities and Exchange Commission on May 13, 1996 (see Note 2 below).

(2)      PUBLIC OFFERING

         On May 13, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended and its Registration Statement on Form 8-A filed under the Securities Exchange Act of 1934, as amended. The Registration Statement related to the public offering of 550,000 shares of Common Stock. On May 13, 1996 the Company entered into an Underwriting Agreement with Sandler O'Neill & Partners, L.P. (Underwriter) to purchase from the Company the shares of the Common Stock at the public offering price of $9.75 per share, less an underwriting discount of $.58 per share. On May 17, 1996, the Company received from the Underwriter the net proceeds of the public offering in the amount of $5,043,500 exclusive of approximately $450,000 in expenses incurred in connection with the offering, while the number of common shares outstanding increased to 1,261,241 shares; including 28,041 shares issued in connection with the exercise of certain stock options.

(3)      DIVIDEND DECLARATION

         On May 20, 1996 the Company declared dividends of $37,837 or $.03 per share to all common stockholders of record on June 17, 1996. The dividend is to be paid on July 2, 1996.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

First Financial Corp. ("Company") is a bank holding company that was organized under Rhode Island law in 1980 for the purposes of owning all of the outstanding capital stock of First Bank and Trust Company ("Bank") and providing greater flexibility in helping the Bank achieve its business objectives. The Bank is a Rhode Island chartered commercial bank that was originally chartered and opened for business on February 14, 1972. The Bank provides a broad range of lending and deposit products primarily to individuals and small businesses ($10 million or less in total revenues). Although the Bank has full commercial banking and trust powers, it has not exercised its trust powers and does not, at the current time, provide asset management or trust administration services. The Bank's deposits are insured by the FDIC up to applicable limits.

The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank's retail products include interest-bearing and noninterest-bearing checking accounts, money market accounts, passbook and statement savings, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services. Loan products include commercial, commercial mortgage, residential mortgage, construction, home equity and a variety of consumer loans.

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of deposits and the Senior Debenture. The Company's net-income is also affected by its level of non-interest income, including fees and service charges, as well as by its non-interest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to OREO and to the administration of non-performing and other classified assets.

SUMMARY

Total assets decreased $543,764 or 0.5% from $100,303,822 at December 31, 1995 to $99,760,058 at March 31, 1996. The loan portfolio increased $2,298,078 or 3.6% from $64,788,741 at December 31, 1995 to $67,086,819 at March 31, 1996. The
loan growth was primarily funded from Securities and Cash and Cash Equivalents which decreased $2,852,685 from $32,677,009 at December 31, 1995 to $29,824,324 at March 31, 1996. Total deposits decreased $750,539 from $89,590,542 at December 31, 1995 to $88,840,003 at March 31, 1996.

For the three months ended March 31, 1996, the Company reported net income of $200,088 compared to net income of $188,623 for the three months ended March 31, 1995, or an increase of 6.1%. Fully diluted net income per share for the quarter ended March 31, 1996 was $.28, an increase of 7.7% from $.26 per share in the first quarter of 1995.

The Company's improved earnings performance resulted from (i) increased loan originations and (ii) improvement in asset quality reflected by decreases in nonperforming loans, nonperforming assets, delinquent loans, net loan charge-offs, and increases in the percentage of the allowance for possible loan losses to total loans and to nonperforming loans.

FINANCIAL CONDITION

ASSET QUALITY

The following table sets forth information regarding non-performing assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the acquired loans and acquired allowance for possible loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union:

                                                              AS OF AND FOR THE         AS OF AND FOR THE
                                                             THREE MONTHS ENDED            YEAR ENDED
                                                                  MARCH 31,               DECEMBER 31,
                                                                  ---------               ------------
                                                              1996         1995               1995
                                                              ----         ----               ----
                                                                       (DOLLARS IN THOUSANDS)
         Nonperforming loans                                 $ 515        $ 787              $ 536
         Other real estate owned                            $1,265       $1,066             $1,470
         Total nonperforming assets                         $1,780       $1,853             $2,006
         Loans 30-89 days delinquent                         $ 250       $1,050              $ 266
         Nonperforming assets to total assets                 1.78%        1.97%              2.11%
         Nonperforming loans to total loans                   0.77%        1.33%              0.91%
         Net loan charge-offs to average loans                0.08%        0.32%              1.01%
         Allowance for possible loan losses to total loans    1.45%        1.35%              1.47%
         Allowance for possible loan losses
          to nonperforming loans                            172.06%       89.15%            160.63%

The following represents the activity in the allowance for possible loan losses for the three months ended March 31, 1996:

                                                                       BANK           ACQUIRED              TOTAL
                                                                       ----           --------              -----
         Balance at December 31, 1995                                $861,693         $966,347           $1,828,040
         Provision for Possible loan losses                            70,000         --------               70,000
         Charge-offs                                                  (47,130)         (98,481)            (145,611)
         Recoveries                                                       978            4,390                5,368
                                                                     --------         --------           ----------
         Balance at March 31, 1996                                   $885,541         $872,256           $1,757,797
                                                                     ========         ========           ==========

The Company continually reviews its delinquency position, underwriting and appraisal procedures, charge-off experience and current real estate market conditions with respect to its entire loan portfolio. While management believes it uses the best information available in establishing the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

DEPOSITS

Total deposits decreased $750,539 during the three months ended March 31, 1996 from $89,590,542 at December 31, 1995, to $88,840,003 at March 31, 1996,
primarily due to approximately $1,900,000 of volatile state and municipal demand deposits being withdrawn from the Company. At March 31, 1996 the Company held state and municipal demand deposits of $387,212. Savings and money market accounts remained relatively flat during the three months ended March 31, 1996, while time deposits increased $2,347,255 during the same period.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $1,053,022 at March 31, 1996, compared to $1,031,625 for the first quarter of 1995. This increase was the result of an increase in interest earning assets which was partially offset by a decrease in net interest margin.

The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                   ----------------------------
                                                                            1996                               1995
                                                                            ----                               ----
                                                                          INTEREST   AVERAGE                 INCREASE   AVERAGE
                                                                AVERAGE    INCOME/    YIELD/      AVERAGE    INCOME/     YIELD/
                                                                BALANCE    EXPENSE     RATE       BALANCE    EXPENSE     RATE
                                                                -------    -------     ----       -------    -------     ----
                                                                                      (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Loans                                                         $65,773    $1,621      9.86%     $59,660      $1,452     9.74%
  Investment securities taxable - AFS                            12,169       191      6.28       12,536         164     5.23
  Investment securities taxable - HTM                            12,667       169      5.34       14,247         194     5.45
  Securities purchased under agreement to
   resell                                                         3,260        41      5.03        2,661          34     5.11
  Federal Home Loan Bank Stock                                      348         1      1.15      -------     -------    -----
                                                                -------    ------      ----      -------      ------     ----
TOTAL INTEREST-EARNING ASSETS                                    94,217     2,023      8.59       89,104       1,844     8.28
                                                                           ------      ----                   ------     ----
NONINTEREST-EARNING ASSETS:
  Cash and due from banks                                         1,827                            2,238
  Premises and equipment                                          1,805                            1,828
  Other real estate owned                                         1,391                              963
  Allowance for possible loan losses                             (1,858)                          (2,282)
  Other assets                                                    1,021                              789
                                                                -------                          -------
TOTAL NONINTEREST-EARNING ASSETS                                  4,186                            3,536
                                                                -------                          -------
TOTAL ASSETS                                                    $98,403                          $92,640
                                                                =======                          =======
INTEREST BEARING LIABILITIES:
  Deposits:
    Interest bearing demand and NOW
     deposits                                                    $2,414        12      1.99       $2,963          16     2.16
    Savings deposits                                             19,626       129      2.63       25,266         164     2.60
    Money market deposits                                         1,754        10      2.28        2,521          17     2.70
    Time deposits                                                52,890       757      5.73       40,913         570     5.57
  Senior debenture                                                2,876        62      8.62        2,759          46     6.66
                                                                -------    ------      ----      -------      ------     ----
TOTAL INTEREST-BEARING LIABILITIES                               79,560       970      4.88       74,422         813     4.37
                                                                           ------      ----                   ------     ----
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                                   10,943                           11,073
  Other liabilities                                                 632                              448
                                                                -------                          -------
TOTAL NONINTEREST-BEARING LIABILITIES                            11,575                           11,521
STOCKHOLDERS' EQUITY                                              7,268                            6,697
                                                                -------                          -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $98,403                          $92,640
                                                                =======                          =======
NET INTEREST INCOME                                                        $1,053                             $1,031
                                                                           ======                             ======
NET INTEREST SPREAD                                                                    3.71%                             3.91%
                                                                                       ====                              ====
NET INTEREST MARGIN                                                                    4.47%                             4.63%
                                                                                       ====                              ====


Total interest income for the three months ended March 31, 1996 was $2,023,247, compared to $1,844,234 for the same period of the prior year. This increase of $179,013, or 9.7%, was attributable primarily to a $5,113,000, or 5.7% increase in average interest-earning assets, which included a $6,113,000, or 10.2% increase in average loan balances. This increase in higher yielding average loan balances, combined with an increase in investment securities' yields, resulted in an overall increase of .31% in the yield on interest-earning assets. Yields on investment securities increased primarily as a result of the relatively short duration of the portfolio and the ability to reinvest or reprice in a rising rate environment.

Total interest expense for the three months ended March 31, 1996 was $970,225, compared to $812,609 for the same period of the prior year. This increase of $157,616, or 19.4%, was due primarily to an increase of .51% in average cost of funds, and a $5,138,000 increase in interest-bearing liabilities. The increase in the average cost of funds is primarily attributable to: (i) the shifting of existing core savings deposits into higher yielding time deposits; and (ii) the gathering of new deposits into higher yielding time deposits.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $70,000 for the three months ended March 31, 1996, as compared to $105,000 during the same period of the prior year. The decrease in the provision reflects the improvement in the Company's asset quality.

NONINTEREST INCOME

Total noninterest income totaled $111,821 for the three months ended March 31, 1996 as compared to $109,527 during the same period of the prior year. Service charges on deposits increased $7,981 primarily due to increased volumes in transaction accounts.

NONINTEREST EXPENSE

Total noninterest expense increased $60,787 or 8.1% to $807,868 from $747,081 during the three month period ended March 31, 1996 and March 31, 1995, respectively.

Salaries and employee benefits increased $30,008 from $389,925 to $419,933. This increase is primarily attributed to the adoption of a Supplemental Executive Retirement Plan at the end of 1995 and the addition of a commercial loan officer at the end of the first quarter of 1995. Occupancy expense increased $16,380 mainly due to abnormally high snow removal costs during the three months ended March 31, 1996. Carrying and disposition costs associated with a larger OREO portfolio accounts for the $37,458 increase in OREO expenses. Deposit insurance premiums paid to the FDIC decreased $46,011 as a result of the reduction in deposit assessments. Other operating expenses increased $18,980 due to increased focus on marketing, advertising and public relations.

INCOME TAXES

Income taxes for the three months ended March 31, 1996 were 30.3% of pretax income, compared to 34.7% for the comparable period of 1995. The lower effective tax rate was the result of the reversal of excess federal tax reserves.

CAPITAL ADEQUACY

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of March 31, 1996:

                                       REGULATORY
                                       MINIMUM (2)              ACTUAL
                                       -----------              ------
           The Company (1)
             Risk-based:
               Tier 1                    4.00%                   10.17%
               Totals                    8.00                    11.42
             Leverage                    3.00                     7.08
           The Bank
            Risk-based:
               Tier 1                    4.00%                   14.97%
               Totals                    8.00                    16.22
             Leverage                    3.00                    10.46

- -------------------

(1) The regulatory capital guidelines with respect to bank holding companies are not applicable unless the bank holding company has either consolidated assets in excess of $150 million or either: (i) engages in any bank activity involving significant leverage; or (ii) has a significant amount of outstanding debt that is held by the general public. Otherwise, the Federal Reserve Board applies its capital adequacy requirements on a "bank only" basis.

(2)  The  3%  regulatory   minimum   leverage  ratio  applies  only  to  certain
highly-rated banks. Other institutions are subject to higher requirements.

ASSET/LIABILITY MANAGEMENT

The Company's objective with respect to asset/liability management is to position the Company so that sudden changes in interest rates do not have a material impact on net interest income and stockholders' equity. The primary objective is to manage the assets and liabilities to provide for profitability and capital at prudent levels of liquidity and interest rate, credit, and market risk.

The Company uses a static gap measurement as well as a modeling approach to review its level of interest rate risk. The internal targets established by the Company are to maintain: (i) a static gap of no more than a positive 10% or negative 15% of total assets at the one year time frame; (ii) a change in economic market value from base present value of no more than positive or negative 30%; and (iii) a change in net interest income from base of no more than positive or negative 17%.

At March 31, 1996, the Company's one year static gap position was a negative $9,226,000 or 9.2% of total assets.

LIQUIDITY

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At March 31, 1996, the Company had $18,423,803, or 18.4% of assets in cash and cash equivalents and investments classified available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $4,525,300 at March 31, 1996.

PART II - OTHER INFORMATION

ITEM 1- LEGAL PROCEEDINGS

The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company or the Bank in the aggregate.

ITEM 2 - CHANGES IN SECURITIES

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

   EXHIBIT NUMBER                               DESCRIPTION
   --------------                               -----------
        11                             Computation of Per Share Earnings
        27                             Financial Data Schedule

  (b) Reports on Form 8-K

              None

                                   SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                First Financial Corp.

June 24, 1996                     \s\ Patrick J. Shanahan, Jr.
- -------------                     ----------------------------------------------
Date                              Patrick J. Shanahan, Jr.
                                  President and Chief Executive Officer

June 24, 1996                     \s\ John A. Macomber
- -------------                     ----------------------------------------------
Date                              John A. Macomber
                                  Vice President, Treasurer
                                  and Chief Financial Officer

