Form 10-Q
period 1996-06-30
FIRST FINANCIAL CORP /RI/
filed 1996-08-12
CIK 354948

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996      Commission file number 0-27878

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.   Yes X No
                                  ---   ---

At August 6, 1996, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.

                              FIRST FINANCIAL CORP.
                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                                                    1

         Consolidated Balance Sheets - June 30, 1996 and December 31, 1995                                                1

         Consolidated Statements of Income - Three months and six months
          ended June 30, 1996 and 1995                                                                                    2

         Consolidated Statements of Stockholders' Equity - Six months ended
          June 30, 1996 and year ended December 31, 1995                                                                  3

         Consolidated Statements of Cash Flows - Six months ended June 30, 1996 and 1995                                  4

         Notes to Consolidated Financial Statements - June 30, 1996                                                       5

         Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                                           6

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                                      13

         Item 2 - Changes in Securities                                                                                  13

         Item 3 - Defaults Upon Senior Securities                                                                        13

         Item 4 - Submission of Matters to a Vote of Security Holders                                                    13

         Item 5 - Other Information                                                                                      14

         Item 6 - Exhibits and Reports on Form 8-K                                                                       14

SIGNATURES                                                                                                               15

EXHIBITS

         Computation of per share earnings - Exhibit 11                                                                  16

         Financial Data Schedule - Exhibit 27                                                                            17



PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                   JUNE 30,       DECEMBER 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                    ASSETS                                        (UNAUDITED)
CASH AND DUE FROM BANKS                                                           $1,981,616       $1,866,249
                                                                                ------------     ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                    2,601,000        1,035,000
                                                                                ------------     ------------
LOANS HELD FOR SALE                                                                  453,750          -------
                                                                                ------------     ------------
SECURITIES:
  Held-to-maturity (market value: $14,343,539 and $14,566,501)                    14,471,081       14,644,165
  Available-for-sale (amortized cost: $18,214,958 and $15,006,743)                18,231,470       15,131,595
                                                                                ------------     ------------
    Total investment securities                                                   32,702,551       29,775,760
                                                                                ------------     ------------
FEDERAL HOME LOAN BANK STOCK                                                         348,100          348,100
                                                                                ------------     ------------
LOANS:
  Commercial                                                                       4,012,953        3,549,458
  Commercial real estate                                                          36,225,873       32,412,836
  Residential real estate                                                         22,693,362       23,657,622
  Home equity lines of credit                                                      3,194,576        3,671,892
  Consumer                                                                         1,523,831        1,496,933
                                                                                ------------     ------------
                                                                                  67,650,595       64,788,741
  Less - unearned discount                                                            75,551           88,141
  Allowance for possible loan losses                                               1,756,303        1,828,040
                                                                                ------------     ------------
    Net loans                                                                     65,818,741       62,872,560
                                                                                ------------     ------------
OTHER REAL ESTATE OWNED                                                            1,181,810        1,470,310
                                                                                ------------     ------------
PREMISES AND EQUIPMENT, net                                                        1,735,013        1,816,893
                                                                                ------------     ------------
OTHER ASSETS                                                                       1,315,363        1,118,950
                                                                                ------------     ------------
TOTAL ASSETS                                                                    $108,137,944     $100,303,822
                                                                                ============     ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  Demand                                                                         $11,358,796      $12,483,433
  Savings and money market accounts                                               23,993,268       24,191,981
  Time deposits                                                                   57,045,233       52,915,128
                                                                                ------------     ------------
    Total deposits                                                                92,397,297       89,590,542
                                                                                ------------     ------------
ACCRUED EXPENSES AND OTHER LIABILITIES                                               722,640          677,059
                                                                                ------------     ------------
SENIOR DEBENTURE, net of unamortized discount
 of $129,371 and $155,368                                                          2,870,629        2,844,632
                                                                                ------------     ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $ I par value
   Authorized - 5,000,000 shares
   Issued - 1,328,041 shares and 750,000 shares                                    1,328,041          750,000
  Surplus                                                                          4,554,491          500,000
  Retained earnings                                                                6,401,899        6,013,638
  Unrealized gain on securities available-for-sale, net of taxes                       9,907           74,911
                                                                                ------------     ------------
                                                                                  12,294,338        7,338,549
  Less - Treasury stock, at cost, 66,800 shares                                      146,960          146,960
                                                                                ------------     ------------
    Total stockholders' equity                                                    12,147,378        7,191,589
                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $108,137,944     $100,303,822
                                                                                ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                        JUNE 30,                          JUNE 30,
                                                                        --------                          --------
                                                                1996              1995             1996              1995
                                                                ----              ----             ----              ----
                                                                                      (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                 $3,306,431        $2,900,481      $ 1,684,681       $ 1,448,195
  Interest on investment securities -
    U.S. Government and agency obligations                      686,675           668,917          354,312           349,902
    Collateralized mortgage obligations                          58,933            82,560           32,008            44,485
    Marketable equity securities and other                        7,480               630            5,842               330
  Interest on cash equivalents                                   97,898            61,438           57,327            26,880
                                                             ----------        ----------      -----------       -----------
    Total interest income                                     4,157,417         3,714,026        2,134,170         1,869,792
                                                             ----------        ----------      -----------       -----------
INTEREST EXPENSE:
  Interest on deposits                                        1,834,027         1,604,361          925,896           837,493
  Interest on debenture                                         126,347           106,925           64,253            61,184
                                                             ----------        ----------      -----------       -----------
    Total interest expense                                    1,960,374         1,711,286          990,149           898,677
                                                             ----------        ----------      -----------       -----------
    Net interest income                                       2,197,043         2,002,740        1,144,021           971,115
PROVISION FOR POSSIBLE LOAN LOSSES                              175,000           465,000          105,000           360,000
                                                             ----------        ----------      -----------       -----------
    Net interest income after provision for possible
     loan losses                                              2,022,043         1,537,740        1,039,021           611,115
                                                             ----------        ----------      -----------       -----------
NONINTEREST INCOME:
  Service charges on deposits                                   149,983           140,017           74,818            72,833
  Gain on loan sales                                             15,973            79,055           15,973            79,055
  Other                                                          63,059            58,517           26,403            16,174
                                                             ----------        ----------      -----------       -----------
    Total noninterest income                                    229,015           277,589          117,194           168,062
                                                             ----------        ----------      -----------       -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                                823,159           786,318          403,226           396,393
  Occupancy expense                                             187,482           166,445           88,066            83,409
  Equipment expense                                             103,066           109,609           51,540            55,475
  Other real estate owned (gains) losses, and expenses           39,925            12,913           11,836            22,282
  Computer services                                              82,364            70,632           40,474            35,322
  Deposit insurance assessments                                     500            92,022              500            46,011
  Other operating expenses                                      347,542           282,404          180,528           134,370
                                                             ----------        ----------      -----------       -----------
    Total noninterest expense                                 1,584,038         1,520,343          776,170           773,262
                                                             ----------        ----------      -----------       -----------
    Income before provision for income taxes                    667,020           294,986          380,045             5,915
PROVISION (BENEFIT) FOR INCOME TAXES                            220,426            86,646          133,539           (13,802)
                                                             ----------        ----------      -----------       -----------
    Net income                                                 $446,594          $208,340         $246,506           $19,717
                                                             ==========        ==========      ===========       ===========
Earnings per share                                               $ 0.52            $ 0.29           $ 0.25            $ 0.03
                                                             ==========        ==========      ===========       ===========
Dividends declared per share                                     $ 0.06           $ 0.055           $ 0.03           $ 0.055
                                                             ==========        ==========      ===========       ===========
Weighted average common and common stock
 equivalent shares outstanding                                  856,474           728,708        1,001,465           728,461
                                                             ==========        ==========      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 UNREALIZED
                                                                                 GAIN (LOSS)
                                                                                ON SECURITIES
                                                                                  AVAILABLE                         TOTAL
                                           COMMON                    RETAINED   FOR SALE, NET    TREASURY       STOCKHOLDERS'
                                           STOCK       SURPLUS       EARNINGS      OF TAXES        STOCK           EQUITY
                                           -----       -------       --------      --------        -----           ------
Balance, December 31, 1994                $750,000     $500,000     $5,571,013      $(114,893)     $(146,960)    $6,559,160
Net income                                --------     --------        517,777      ---------      ---------        517,777
Dividends ($.11 per share)                --------     --------       (75,152)      ---------      ---------        (75,152)
Change in net unrealized gain (loss)
 on securities available-for-sale         --------     --------     ----------        189,804      ---------        189,804
                                          --------   ----------     ----------      ---------      ---------    -----------
Balance, December 31, 1995                 750,000      500,000      6,013,638         74,911       (146,960)     7,191,589
Net income                                --------     --------        446,594      ---------      ---------        446,594
Dividends ($.06 per share)                --------     --------        (58,333)     ---------      ---------        (58,333)
Exercise of stock options and
 related tax effect                         28,041      (41,744)    ----------      ---------      ---------        (13,703)
Issuance of 550,000 shares of
 common stock net of offering
 costs                                     550,000    4,096,235     ----------      ---------      ---------      4,646,235
Change in net unrealized gain (loss)
 on securities available-for-sale         --------     --------     ----------        (65,004)     ---------        (65,004)
                                        ----------   ----------     ----------      ---------      ---------    -----------
Balance, June 30, 1996                  $1,328,041   $4,554,491     $6,401,899         $9,907      $(146,960)   $12,147,378
                                        ==========   ==========     ==========      =========      =========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        SIX MONTHS ENDED JUNE 30
                                                                                        ------------------------
                                                                                      1996                   1995
                                                                                      ----                   ----
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $446,594               $208,340
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses                                                 175,000                465,000
  Depreciation and amortization                                                       92,882                 82,172
  Accretion of discount on debenture                                                 126,347                 87,275
  Net (accretion) amortization on investment securities held-to-maturity              (2,794)                 2,623
  Net (accretion) on investment securities available-for-sale                        (45,214)               (29,142)
  (Gains) losses on sale of OREO                                                     (11,689)               (11,206)
  Gain on sales of loans                                                             (15,973)               (79,055)
  Proceeds from sales of loans                                                       338,139                905,305
  Loans originated for sale                                                         (765,147)              (826,250)
  Net (decrease) increase in unearned discount                                       (12,590)                13,233
  Net (increase) decrease in other assets                                           (153,077)               (96,080)
  Net (decrease) increase in deferred loan fees                                       (5,064)                10,084
  Net (decrease) increase in accrued expenses and other liabilities                  (76,633)                33,870
                                                                                  ----------             ----------
    Net cash provided by operating activities                                         90,781                766,169
                                                                                  ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Federal Home Loan Bank stock                                        ----------             ----------
  Proceeds from maturities of investment securities held-to-maturity               6,974,314              1,059,860
  Proceeds from maturities of investment securities available-for-sale            13,400,000             12,100,000
  Purchase of investment securities held-to-maturity                              (6,793,569)            (2,532,890)
  Purchase of investment securities available-for-sale                           (16,567,868)            (8,515,233)
  Net increase in loans                                                           (3,200,269)            (3,417,462)
  Purchase of premises and equipment                                                 (11,002)               (37,358)
  Sales of OREO                                                                      370,189                399,669
                                                                                  ----------             ----------
    Net cash used in investing activities                                         (5,828,205)              (943,414)
                                                                                  ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in demand accounts                                      (1,124,637)              (505,838)
  Net (decrease) increase in savings and money market accounts                      (198,713)            (5,878,071)
  Net increase in time deposits                                                    4,130,105              7,284,401
  Net proceeds on issuance of common stock                                         4,646,235             ----------
  Exercise of stock options                                                          (13,703)            ----------
  Dividends paid                                                                     (20,496)               (37,576)
                                                                                  ----------             ----------
    Net cash provided by financing activities                                      7,418,791                862,916
                                                                                  ----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,681,367                685,671
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,901,249              4,807,584
                                                                                  ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $4,582,616             $5,493,255
                                                                                  ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                   $1,802,001             $1,682,577
                                                                                  ==========             ==========
  Income taxes paid                                                                $ 164,250              $ 186,250
                                                                                  ==========             ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Transfer of loans to OREO                                                         $ 70,000               $719,760
                                                                                  ==========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  AS OF AND FOR THE THREE MONTHS AND SIX MONTHS
                               ENDED JUNE 30, 1996

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period.

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

(3) DIVIDEND DECLARATION

On May 2O, 1996 the Company declared dividends of $37,837 or $.03 per share to all common stockholders of record on June 17, 1996, payable on July 2, 1996.

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits and the Senior Debenture. The Company's net income is also affected by its level of non-interest income, including fees and service charges, as well as by its non-interest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to OREO and to the administration of non-performing and other classified assets.

SUMMARY

Total assets increased $7,834,122 or 7.8% to $108,137,944 at June 30, 1996, from $100,303,822 at December 31, 1995. This asset growth was due in large part to the issuance of 550,000 additional shares of common stock and the resultant increase in Stockholders' Equity from the net proceeds of the public offering of $4,646,235. The net proceeds of the public offering were used primarily to fund a $4,608,158 increase in Securities and Cash and Cash Equivalents which grew to $37,285,167 at June 30, 1996 from $29,775,760 at December 31, 1995. The growth in total assets was also assisted by an increase in total deposits of $2,806,755. The increase in deposits was used primarily to fund the growth of the loan portfolio which increased $2,861,854 or 4.4% to $67,650,595 at June 30, 1996, from $64,788,741 at December 31, 1995.

For the three months ended June 30, 1996, the Company reported net income of $246,506 compared to net income of $19,717 for the three months ended June 30, 1995. Fully diluted net income per share for the quarter ended June 30, 1996 was $.25, as compared to $.03 per share for the same three month period of the prior year. Net income for the six months ended June 30, 1996 amounted to $446,594 compared to net income of $208,340 for the six months ended June 30, 1995.

Fully diluted net income per share for the six months ended June 30, 1996 was $.52, an increase of 79.3% from $.29 per share for the six months ended June 30, 1995.

The Company's improved earnings performance for the three months and six months ended June 30, 1996 as compared to the three months and six months ended June 30, 1995 resulted from (i) an increase in interest earning assets funded from the net proceeds of the public offering, along with an increase in deposits (ii) increased loan originations (iii) an improvement in net interest margin and (iv) improvement in asset quality and attendant reduction in the provision for possible loan losses.

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

                                                     AS OF AND FOR THE        AS OF AND FOR THE
                                                      SIX MONTHS ENDED           YEAR ENDED
                                                          JUNE 30,               DECEMBER 31,
                                                          --------               ------------
                                                      1996        1995               1995
                                                      ----        ----               ----
                                                           (DOLLARS IN THOUSANDS)
Nonperforming loans                                   $ 311       $ 410               $ 536
Other real estate owned                             $ 1,182     $ 1,276              $1,470
Total nonperforming assets                          $ 1,493      $1,686              $2,006
Loans 30-89 days delinquent                           $ 833       $ 564               $ 266
Nonperforming assets to total assets                  1.45%       1.93%               2.11%
Nonperforming loans to total loans                    0.50%       0.77%               0.91%
Net loan charge-offs to average loans
 (not annualized)                                     0.07%       0.85%               1.01%
Allowance for possible loan losses to total loans     1.59%       1.35%               1.47%
Allowance for possible loan losses
 to nonperforming loans                             318.05%     175.76%             160.63%

In 1992, the Bank acquired certain assets and assumed certain deposit liabilities of the former Chariho-Exeter Credit Union ("Chariho"). The Bank and the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO") established a reserve for possible loan losses of $3,850,000 for loans acquired. This reserve is available only for loans of Chariho existing as of the acquisition date. The following analysis summarizes activity for both the acquired reserve and the Bank's reserve for possible loan losses.

                                               SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                                    --------                          --------
                                             1996              1995           1996               1995
                                             ----              ----           ----               ----
Bank Reserve:
  Balance at beginning of period           $861,693          $764,106       $885,540           $701,272
    Provision                               175,000           465,000        105,000            360,000
    Loan charge-offs                        (63,064)         (547,683)       (15,934)          (374,787)
    Recoveries                               14,716            39,305         13,739             34,243
                                         ----------        ----------     ----------         ----------
  Balance at end of period                  988,345           720,728        988,345            720,728
                                         ----------        ----------     ----------         ----------
Acquired Reserve:
  Balance at beginning of period            966,347         1,493,201        872,257          1,413,109
  Loan charge-offs                         (205,289)         (228,670)      (106,808)          (147,650)
  Recoveries                                  6,900             3,290          2,509              2,362
                                         ----------        ----------     ----------         ----------
                                            767,958         1,267,821        767,958          1,267,821
                                         ----------        ----------     ----------         ----------
Total Reserve                            $1,756,303        $1,988,549     $1,756,303         $1,988,549
                                         ==========        ==========     ==========         ==========

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to l% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At June 30, 1996, the remaining balance of acquired loans was $5,541,803.

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

At June 30, 1996, loans 30-89 days delinquent amounted to $833,000 as compared to $564,000 at June 30, 1995 and $266,000 at December 31, 1995. The Company believes that loans 30-89 days delinquent at December 31, 1995 were unusually low and that the level of loans 30-89 days delinquent at June 30, 1996 is typical of a $68 million loan portfolio.

DEPOSITS

Total deposits increased $2,806,755 during the six months ended June 30, 1996 from $89,590,542 at December 31, 1995, to $92,397,297 at June 30, 1996, despite the withdrawal of approximately $1,900,000 of volatile state demand deposits. At June 30, 1996, the Company held state and municipal demand deposits of $493,677. Savings and money market accounts remained relatively flat during the six months ended June 30, 1996, while time deposits increased $4,130,105 during the same period.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $2,197,043 for the six months ended June 30, 1996, compared to $2,002,740 for the six months ended June 30, 1995. This increase was the result of an increase in interest earning assets along with a slight increase in net interest margin.

The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               -------------------------
                                                                   1996                                       1995
                                                                   ----                                       ----
                                                                 INTEREST        AVERAGE                    INTEREST        AVERAGE
                                               AVERAGE            INCOME/         YIELD/           AVERAGE   INCOME/         YIELD/
                                               BALANCE            EXPENSE          RATE            BALANCE   EXPENSE          RATE
                                               -------            -------          ----            -------   -------          ----
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
  Loans                                        $ 66,622           $ 3,306          9.92%           $59,813    $2,900          9.70%
  Investment securities taxable - AFS            13,102               409          6.24             12,464       338          5.42
  Investment securities taxable - HTM            12,818               337          5.26             14,670       415          5.66
  Securities purchased under agreement to
   resell                                         3,939                98          4.98              2,339        61          5.22
  Federal Home Loan Bank Stock                      348                 7          4.02            -------  --------       -------
                                               --------           -------          ----            -------    ------          ----
TOTAL INTEREST-EARNING ASSETS                    96,829             4,157          8.59             89,286     3,714          8.32
                                                                  -------          ----                     --------       -------
NONINTEREST-EARNING ASSETS:
  Cash and due from banks                         1,896                                              2,229
  Premises and equipment                          1,784                                              1,817
  Other real estate owned                         1,301                                              1,111
  Allowance for possible loan losses             (1,837)                                            (2,152)
  Other assets                                    1,079                                              1,018
                                               --------                                            -------
TOTAL NONINTEREST-EARNING ASSETS                  4,223                                              4,023
                                               --------                                            -------
TOTAL ASSETS                                   $101,052                                            $93,309
                                               ========                                            =======
INTEREST - BEARING LIABILITIES:
  Deposits:
    Interest bearing demand and NOW
     deposits                                    $2,467                24          1.95%            $2,792        31          2.22
    Savings deposits                             19,660               261          2.66             24,041       313          2.60
    Money market deposits                         1,666                20          2.40              2,416        32          2.65
    Time deposits                                54,635             1,529          5.60             42,864     1,228          5.73
  Senior debenture                                2,878               126          8.76              2,791       107          7.67
                                               --------           -------          ----            -------    ------          ----
TOTAL INTEREST-BEARING LIABILITIES               81,306             1,960          4.82             74,904     1,711          4.57
                                                                  -------          ----                       ------          ----
NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                   10,695                                             11,096
  Other liabilities                                 584                                                517
                                               --------                                            -------
TOTAL NONINTEREST-BEARING LIABILITIES            11,279                                             11,613
STOCKHOLDERS' EQUITY                              8,467                                              6,792
                                               --------                                            -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $101,052                                            $93,309
                                               ========                                            =======
NET INTEREST INCOME                                               $ 2,197                                     $2,003
                                                                  =======                                     ======
NET INTEREST SPREAD                                                                3.77%                                      3.75%
                                                                                   ====                                       ====
NET INTEREST MARGIN                                                                4.54%                                      4.49%
                                                                                   ====                                       ====

Total interest income for the three months ended June 30, 1996 was $2,134,170, compared to $1,869,792 for the same three month period of the prior year. This increase of $264,378 is primarily the result of a $9,973,000 increase in quarterly average interest-earning assets and an increase of .23% in the quarterly yield on interest-earning assets. During the three months ended June 30, 1996 the Company satisfactorily resolved a non-accruing loan and recorded nearly $47,000 in cash basis interest income. This transaction accounted for approximately .20% to the increase in quarterly yield on interest-earning assets. Total interest income for the six months ended June 30, 1996 was $4,157,417, compared to $3,714,026 for the six months ended June 30, 1995. This increase of $443,391 or 10.7%, is primarily attributed to a $7.5 million increase in average interest-earning assets to $96.8 million from $89.3 million and a .27% increase in yield on interest-earning assets. The increase in yield is the result of the non-accruing loan resolution mentioned above (.10%) and a shift in the interest-earning asset mix to higher yielding loans. For the six months ended June 30, 1996 the average balance of outstanding loans approximated 68.8% of average interest-earning assets as compared to 67.0% for the six months ended June 30, 1995.

Total interest expense for the three months ended June 30, 1996 was $990,149, compared to $898,677 for the same period of the prior year. This increase of $91,472 or 10.2% is solely related to a $7,666,000 increase in quarterly average interest-bearing liabilities. During the three months ended June 30, 1996, the quarterly average cost of funds approximated 4.76% as compared to 4.77% for the same quarter of the prior year. For the six months ended June 30, 1996 total interest expense was $1,960,374 as compared to $1,711,286 for the same six month period of 1995. This increase of $249,088 or 14.6% is attributable to $6.4 million increase in average interest-bearing liabilities to $81.3 million for the six months ended June 30, 1996, compared to $74.9 million for the same six month period of the prior year. The increase in interest expense is also the result of an increase of .25% in average cost of funds. The increase in cost of funds is primarily attributable to: (i) the shifting of existing core savings deposits into higher yielding time deposits; and (ii) the gathering of new deposits into higher yielding time deposits.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $105,000 for the three months ended June 30, 1996 compared to $360,000 during the same three month period of the prior year. For the six months ended June 30, 1996 and 1995, the provision for possible loan losses amounted to $175,000 and $465,000, respectively. The decrease in the provision for both the three months and six months ended June 30, 1996 as compared to the same periods of the prior year is the result of improvement is asset quality reflected by decreases in nonperforming loans, nonperforming assets, net loan charge-offs, and increases in the percentage of the allowance for possible loan losses to total loans and to nonperforming loans.

NONINTEREST INCOME

Total noninterest income decreased $50,868 or 30.3% to $117,194 from $168,062 during the three months ended June 30, 1996 and June 30, 1995, respectively. Total noninterest income decreased $48,574 to $229,015 from $277,589 for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, respectively. The decrease for both the three month and six month periods is attributable to a $63,000 decrease in gain on loan sales.

NONINTEREST EXPENSE

Total noninterest expense amounted to $776,170 and $773,262 for the three months ended June 30, 1996 and 1995, respectively. Of these amounts, deposit insurance assessments amounted to $500 for the three months ended June 30, 1996 compared to $46,011 for the three months ended June 30, 1995. This decrease is the result of a reduction in insurance premium assessments imposed by the Federal Deposit Insurance Corporation. Also, other operating expenses increased $46,158 to $180,528 for the three months ended June 30, 1996 from $134,370 for the three months ended June 30, 1995. This increase is primarily the result of increased spending on advertising, public relations and legal and professional costs.

For the six months ended June 30, 1996, total noninterest expense increased $63,695 or 4.2% to $1,584,038 from $1,520,343 for the same six month period in 1995. This increase is largely attributed to a decrease of $91,522 in FDIC deposit insurance assessments, offset by: (i) a $36,841 increase in salaries and benefits primarily attributed to the adoption of a Supplemental Executive Retirement Plan at the end of 1995, (ii) a $21,037 increase in occupancy expense principally due to higher maintenance costs, (iii) a $27,012 increase in net costs for carrying and disposing of foreclosed properties, (iv) an $11,732 increase in computer servicing fees, and (v) a $65,138 increase in other operating expenses, most notably for advertising, public relations, and legal and professional fees associated with a publicly traded company.

INCOME TAXES

Income taxes for the three months ended June 30, 1996 were 35.1% of pretax income, compared to a tax benefit of 233.3% of pretax income for the three months ended June 30, 1995. The distortion in effective rates was the result of the reversal of $12,000 in excess tax reserves during the second quarter of 1995. For the six months ended June 30, 1996 and 1995, the effective tax rates are 33.0% and 29.4%, respectively. The same $12,000 reversal of excess tax reserves in 1995 accounts for the reduction.

CAPITAL ADEQUACY

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of June 30, 1996:

                          REGULATORY
                          MINIMUM (2)       ACTUAL
                          -----------       ------
         The Company (1)
           Risk-based:
             Tier 1         4.00%          16.51%
             Totals         8.00           17.76
           Leverage         3.00           10.95
         The Bank
           Risk-based:
             Tier 1         4.00%          15.15%
             Totals         8.00           16.40
           Leverage         3.00           10.30

- ----------

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

At March 31, 1996, the most recent date for which this information is available, the Company's one year static gap position was a negative $9,226,000 or 9.2% of total assets.

LIQUIDITY

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At June 30, 1996, the Company had $22,814,086, or 21.1% of assets in cash and cash equivalents and investments classified available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $4,177,200 at June 30, 1996.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1996 Annual Meeting of Stockholders on April 3, 1996. The meeting was held for the purpose of: (i) fixing the maximum number of Directors at thirteen (13), (ii) to elect Raymond F. Bernardo, Joseph A. Keough, and Dr. Peter L. Mathieu, Jr. Directors of the Company for three years, term expiring at the Annual Meeting of 1999 and (iii) to select Arthur Andersen LLP as auditors for the Company for the year 1996.

At the time of the 1996 Annual Meeting there were 750,000 shares of common stock issued and 683,200 shares outstanding. Shares voted either in person or by proxy totaled 509,680 shares. The results of the votes cast were as follows:

                                                       FOR   AGAINST  ABSTENTION
                                                       ---   -------  ----------

(i) Fixing the maximum number of Directors
    at thirteen                                      508,580  1,000      100

(ii) To elect Directors of the Company for three years:

         Raymond F. Bernardo                         507,580  1,000      100
         Joseph A. Keough                            507,580  1,000      100
         Dr. Peter L. Mathieu, Jr.                   507,580  1,000      100

(iii) To select Arthur Andersen LLP
      as auditors for the Company for 1996           507,880  1,700      100

In addition, upon completion of the Annual Meeting the Directors' Terms continue as follows:

                 NAME         TERM TO EXPIRE IN:
                 ----         ------------------
         William A. Carroll         1997
         William P. Shields         1997
         Joseph V. Mega             1998
         Patrick J. Shanahan, Jr.   1998

ITEM 5 - OTHER INFORMATION

At a special meeting of the Board of Directors of the Company held on June 24, 1996, the Board unanimously voted that Artin H. Coloian, Esq. and Dr. John Nazarian serve as directors of the Company until the 1997 Annual Meeting of First Financial Corp. Mr. Coloian is Executive Assistant to the Mayor of Providence, Rhode Island. Dr. Nazarian is President of Rhode Island College.

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

                                                   First Financial Corp.


August 6, 1996                             /s/ Patrick J. Shanahan. Jr.
- ----------------------------------         -------------------------------------
Date                                       Patrick J. Shanahan, Jr.
                                           President and Chief Executive Officer

August 6, 1996                             /s/ John A. Macomber
- ----------------------------------         -------------------------------------
Date                                       John A. Macomber
                                           Vice President, Treasurer
                                           and Chief Financial Officer

