Form 10-Q
period 1996-09-30
FIRST FINANCIAL CORP /RI/
filed 1996-11-13
CIK 354948

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended                    Commission file number 0-27878
September 30, 1996
                              FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                            05-0391383
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                         02903
   (Address of principal executive offices)                           (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 421-3600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days. X Yes   No
                                  ---   ---

At October 31, 1996, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.









                              FIRST FINANCIAL CORP.
                                      INDEX

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements                                                                  1

         Consolidated Balance Sheets - September 30, 1996 and December 31, 1995                         1

         Consolidated Statements of Income - Three months and nine months
          ended September 30, 1996 and 1995                                                             2

         Consolidated Statements of Stockholders' Equity - Nine months ended
          September 30, 1996 and year ended December 31, 1995                                           3

         Consolidated Statements of Cash Flows - Nine months ended September 30, 1996 and 1995          4

         Notes to Consolidated Financial Statements - September 30, 1996                                5

         Item 2 - Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                         6

PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                                    13

         Item 2 - Changes in Securities                                                                13

         Item 3 - Defaults Upon Senior Securities                                                      13

         Item 4 - Submission of Matters to a Vote of Security Holders                                  13

         Item 5 - Other Information                                                                    14

         Item 6 - Exhibits and Reports on Form 8-K                                                     14

SIGNATURES                                                                                             15

EXHIBITS

         Computation of per share earnings - Exhibit 11                                                16

         Financial Data Schedule - Exhibit 27                                                          17







PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     1996             1995
                                                                                     ----             ----
                                    ASSETS                                        (UNAUDITED)
CASH AND DUE FROM BANKS                                                           $2,099,251       $1,866,249
                                                                                ------------     ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                    1,084,000        1,035,000
                                                                                ------------     ------------
LOANS HELD FOR SALE                                                                  -------          -------
                                                                                ------------     ------------
SECURITIES:
  Held-to-maturity (market value: $15,763,474 and $14,566,501)                    15,856,597       14,644,165
  Available-for-sale (amortized cost: $27,981,724 and $15,006,743)                27,963,090       15,131,595
                                                                                ------------     ------------
    Total investment securities                                                   43,819,687       29,775,760
                                                                                ------------     ------------
FEDERAL HOME LOAN BANK STOCK                                                         348,100          348,100
                                                                                ------------     ------------
LOANS:
  Commercial                                                                       4,206,651        3,549,458
  Commercial real estate                                                          39,202,851       32,412,836
  Residential real estate                                                         22,572,630       23,657,622
  Home equity lines of credit                                                      3,412,249        3,671,892
  Consumer                                                                         1,353,307        1,496,933
                                                                                ------------     ------------
                                                                                  70,747,688       64,788,741
  Less - unearned discount                                                            74,816           88,141
  Allowance for possible loan losses                                               1,861,010        1,828,040
                                                                                ------------     ------------
    Net loans                                                                     68,811,862       62,872,560
                                                                                ------------     ------------
OTHER REAL ESTATE OWNED                                                              875,776        1,470,310
                                                                                ------------     ------------
PREMISES AND EQUIPMENT, net                                                        1,688,698        1,816,893
                                                                                ------------     ------------
OTHER ASSETS                                                                       1,315,131        1,118,950
                                                                                ------------     ------------
TOTAL ASSETS                                                                    $120,042,505     $100,303,822
                                                                                ============     ============


                            LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  Demand                                                                         $11,307,333      $12,483,433
  Savings and money market accounts                                               23,091,955       24,191,981
  Time deposits                                                                   58,776,236       52,915,128
                                                                                ------------     ------------
    Total deposits                                                                93,175,524       89,590,542
                                                                                ------------     ------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                    10,833,000         --------
                                                                                ------------     ------------
ACCRUED EXPENSES AND OTHER LIABILITIES                                               847,290          677,059
                                                                                ------------     ------------
SENIOR DEBENTURE                                                                   2,939,200        2,844,632
                                                                                ------------     ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $ 1 par value
   Authorized - 5,000,000 shares
   Issued - 1,328,041 shares and 750,000 shares                                    1,328,041          750,000
  Surplus                                                                          4,431,380          500,000
  Retained earnings                                                                6,646,210        6,013,638
  Unrealized (loss) gain on securities available-for-sale, net of taxes              (11,180)          74,911
                                                                                ------------     ------------
                                                                                  12,394,451        7,338,549
  Less - Treasury stock, at cost, 66,800 shares                                      146,960          146,960
                                                                                ------------     ------------
    Total stockholders' equity                                                    12,247,491        7,191,589
                                                                                ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS'  EQUITY                                     $120,042,505     $100,303,822
                                                                                ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                  NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                    SEPTEMBER 30,                       SEPTEMBER 30,
                                                                    ------------                        ------------
                                                                1996              1995             1996              1995
                                                                ----              ----             ----              ----
                                                                                      (UNAUDITED)
INTEREST INCOME:
  Interest and fees on loans                                 $4,986,308        $4,433,167       $1,679,877        $1,532,686
  Interest on investment securities -
    U.S. Government and agency obligations                    1,134,806         1,027,393          448,131           358,476
    Collateralized mortgage obligations                          98,234           121,633           39,301            39,073
    Mortgage backed securities                                   32,198            ------           32,198            ------
    Marketable equity securities and other                       13,410               960            5,930               330
  Interest on cash equivalents                                  130,321           117,363           32,423            55,925
                                                             ----------        ----------      -----------       -----------
    Total interest income                                     6,395,277         5,700,516        2,237,860         1,986,490
                                                             ----------        ----------      -----------       -----------
INTEREST EXPENSE:
  Interest on deposits                                        2,794,146         2,508,899          960,119           904,538
  Interest on repurchase agreements                              23,150            ------           23,150            ------
  Interest on debenture                                         194,918           174,143           68,571            67,218
                                                             ----------        ----------      -----------       -----------
    Total interest expense                                    3,012,214         2,683,042        1,051,840           971,756
                                                             ----------        ----------      -----------       -----------
    Net interest income                                       3,383,063         3,017,474        1,186,020         1,014,734
PROVISION FOR POSSIBLE LOAN LOSSES                              280,000           570,000          105,000           105,000
                                                             ----------        ----------      -----------       -----------
    Net interest income after provision for possible
     loan losses                                              3,103,063         2,447,474        1,081,020           909,734
                                                             ----------        ----------      -----------       -----------
NONINTEREST INCOME:
  Service charges on deposits                                   227,815           214,170           77,832            74,153
  Gain on loan sales                                             26,742            79,055           10,769            ------
  Other                                                          88,918            77,197           25,859            18,680
                                                             ----------        ----------      -----------       -----------
    Total noninterest income                                    343,475           370,422          114,460            92,833
                                                             ----------        ----------      -----------       -----------
NONINTEREST EXPENSE:
  Salaries and employee benefits                              1,219,076         1,179,648          395,917           393,330
  Occupancy expense                                             273,868           254,033           86,386            87,588
  Equipment expense                                             155,230           155,366           52,164            45,757
  Other real estate owned (gains) losses, and expenses           44,885           106,371            4,960            93,458
  Computer services                                             123,461           108,210           41,097            37,578
  Deposit insurance assessments (refund)                          1,000            86,817              500            (5,205)
  Other operating expenses                                      525,364           424,430          177,822           142,026
                                                             ----------        ----------      -----------       -----------
    Total noninterest expense                                 2,342,884         2,314,875          758,846           794,532
                                                             ----------        ----------      -----------       -----------
    Income before provision for income taxes                  1,103,654           503,021          436,634           208,035
PROVISION  FOR INCOME TAXES                                     374,912           159,790          154,486            73,144
                                                             ----------        ----------      -----------       -----------
    Net income                                                 $728,742          $343,231         $282,148          $134,891
                                                             ==========        ==========      ===========       ===========
Earnings per share                                               $ 0.73           $ 0.47            $ 0.22            $ 0.19
                                                             ==========        ==========      ===========       ===========
Dividends declared per share                                     $ 0.09           $ 0.055           $ 0.03           $ -----
                                                             ==========        ==========      ===========       ===========
Weighted average common and common stock
 equivalent shares outstanding                                  992,381           728,623        1,261,241           728,453
                                                             ==========        ==========      ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 UNREALIZED
                                                                                 (LOSS) GAIN
                                                                                ON SECURITIES
                                                                                  AVAILABLE                         TOTAL
                                           COMMON                    RETAINED   FOR SALE, NET    TREASURY       STOCKHOLDERS'
                                           STOCK       SURPLUS       EARNINGS      OF TAXES        STOCK           EQUITY
                                           -----       -------       --------      --------        -----           ------
Balance, December 31, 1994                $750,000     $500,000     $5,571,013      $(114,893)     $(146,960)    $6,559,160
Net income                                --------     --------        517,777      ---------      ---------        517,777
Dividends declared ($.11 per share)       --------     --------        (75,152)     ---------      ---------        (75,152)
Change in net unrealized (loss) gain
 on securities available-for-sale         --------     --------     ----------        189,804      ---------        189,804
                                          --------   ----------     ----------      ---------      ---------    -----------
Balance, December 31, 1995                 750,000      500,000      6,013,638         74,911       (146,960)     7,191,589
Net income                                --------     --------        728,742      ---------      ---------        728,742
Dividends declared ($.09 per share)       --------     --------        (96,170)     ---------      ---------        (96,170)
Exercise of stock options and
 related tax effect                         28,041      (41,744)    ----------      ---------      ---------        (13,703)
Issuance of 550,000 shares of
 common stock net of offering
 costs                                     550,000    3,973,124     ----------      ---------      ---------      4,523,124
Change in net unrealized  (loss) gain
 on securities available-for-sale         --------     --------     ----------        (86,091)     ---------        (86,091)
                                        ----------   ----------     ----------      ---------      ---------    -----------
Balance, September 30, 1996             $1,328,041   $4,431,380     $6,646,210       $(11,180)     $(146,960)   $12,247,491
                                        ==========   ==========     ==========      =========      =========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     NINE MONTHS ENDED SEPTEMBER 30
                                                                                     ------------------------------
                                                                                      1996                   1995
                                                                                      ----                   ----
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                        $728,742               $343,231
  Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for possible loan losses                                                 280,000                570,000
  Depreciation and amortization                                                      139,197                125,625
  Accretion of discount on debenture                                                 148,993                142,893
  Net (accretion) amortization on investment securities held-to-maturity              (5,899)                 3,807
  Net (accretion) on investment securities available-for-sale                       (100,864)               (53,618)
  (Gains) losses on sale of OREO                                                     (16,957)                62,377
  Gain on sales of loans                                                             (26,742)               (79,055)
  Proceeds from sales of loans                                                       890,652              1,002,982
  Loans originated for sale                                                         (821,250)              (908,515)
  Net (decrease) increase in unearned discount                                       (13,325)                10,738
  Net (increase)  in other assets                                                   (138,788)              (106,937)
  Net increase in deferred loan fees                                                  11,230                 30,957
  Net increase in accrued expenses and other liabilities                              77,969                 20,860
                                                                                  ----------             ----------
    Net cash provided by operating activities                                      1,152,958              1,165,345
                                                                                  ----------             ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Federal Home Loan Bank stock                                        ----------             ----------
  Proceeds from maturities of investment securities held-to-maturity               7,287,431              5,301,764
  Proceeds from maturities of investment securities available-for-sale            22,950,000             17,645,000
  Purchase of investment securities held-to-maturity                              (8,488,413)            (6,054,726)
  Purchase of investment securities available-for-sale                           (35,829,666)           (18,726,324)
  Net (increase) in loans                                                         (6,411,467)            (5,263,718)
  Purchase of premises and equipment                                                 (11,002)               (76,789)
  Sales of OREO                                                                      763,091                470,402
                                                                                  ----------             ----------
    Net cash used in investing activities                                        (19,740,026)            (6,704,391)
                                                                                  ----------             ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) in demand accounts                                               (1,176,100)              (513,555)
  Net (decrease) in savings and money market accounts                             (1,100,026)            (7,346,019)
  Net increase in time deposits                                                    5,861,108             13,012,758
  Net increase in securities sold under agreements to repurchase                  10,833,000             ----------
  Net proceeds on issuance of common stock                                         4,523,124             ----------
  Exercise of stock options                                                          (13,703)            ----------
  Dividends paid                                                                     (58,333)               (37,576)
                                                                                  ----------             ----------
    Net cash provided by financing activities                                     18,869,070              5,115,608
                                                                                  ----------             ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 282,002               (423,438)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     2,901,249              4,807,584
                                                                                  ----------             ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $3,183,251             $4,384,146
                                                                                  ==========             ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                                   $2,758,856             $2,614,442
                                                                                  ==========             ==========
  Income taxes paid                                                                $ 245,750               $218,933
                                                                                  ==========             ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Transfer of loans to OREO                                                         $151,600               $809,748
                                                                                    ========               ========


The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 AS OF AND FOR THE THREE MONTHS AND NINE MONTHS
                            ENDED SEPTEMBER 30, 1996

(1) BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996 or any other interim period.

These statements should be read in conjunction with the consolidated financial statements, notes and other information included in the Company's Registration Statement on Form S-1 (File No. 333-1654), as amended, declared effective by the Securities and Exchange Commission on May 13, 1996 (see Note 2 below).

(2) PUBLIC OFFERING

On May 13, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended and its Registration Statement on Form 8-A filed under the Securities Exchange Act of 1934, as amended. The Registration Statement related to the public offering of 550,000 shares of Common Stock. On May 13, 1996 the Company entered into an Underwriting Agreement with Sandler O'Neill & Partners, L.P. (Underwriter) to purchase from the Company the shares of the Common Stock at the public offering price of $9.75 per share, less an underwriting discount of $.58 per share. On May 17, 1996, the Company received from the Underwriter the net proceeds of the public offering in the amount of $5,043,500 exclusive of $520,376 in expenses incurred in connection with the offering, while the number of common shares outstanding increased to 1,261,241 shares; including 28,041 shares issued in connection with the exercise of certain stock options.

(3) DIVIDEND DECLARATION

On August 19, 1996 the Company declared dividends of $37,837 or $.03 per share to all common stockholders of record on September 16, 1996, payable on October 1, 1996.

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase and the Senior Debenture. The Company's net income is also affected by its level of non-interest income, including fees and service charges, as well as by its non-interest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to OREO and to the administration of non-performing and other classified assets.

SUMMARY

Total assets increased $19,738,683 or 19.7% to $120,042,505 at September 30, 1996, from $100,303,822 at December 31, 1995. This asset growth was due in large part to the issuance of 550,000 additional shares of common stock and the resultant increase in Stockholders' Equity from the net proceeds of the public offering of $4,523,124. The Company leveraged to some extent, the net proceeds of the public offering through the execution of securities sold under agreements to repurchase in the amount of $10,833,000. The motivation behind this transaction was to leverage the Company's capital position with the intent to ultimately increase the Company's return on Stockholders' Equity. The net proceeds of the public offering and subsequent increase in Securities Sold Under Agreements to Repurchase were used primarily to fund a $14,325,929 increase in Securities, Cash and Cash Equivalents which grew to $47,002,938 at September 30, 1996 from $32,677,009 at December 31, 1995. The growth in total assets was also assisted by an increase in total deposits of $3,584,982. The increase in deposits was used to fund the growth of the loan portfolio which increased $5,958,947 or 9.2% to $70,747,688 at September 30, 1996, from $64,788,741 at
December 31, 1995.

For the three months ended September 30, 1996, the Company reported net income of $282,148 compared to net income of $134,891 for the three months ended September 30, 1995. Fully diluted net income per share for the quarter ended September 30, 1996 was $.22, as compared to $.19 per share for the same three month period of the prior year. Net income for the nine months ended September 30, 1996 amounted to $728,742 compared to net income of $343,231 for the nine months ended September 30, 1995.

Fully diluted net income per share for the nine months ended September 30, 1996 was $.73, an increase of 55.3% from $.47 per share for the nine months ended September 30, 1995.

The Company's improved earnings performance for the three months and nine months ended September 30, 1996 as compared to the three months and nine months ended September 30, 1995 resulted from (i) an increase in interest earning assets funded from the net proceeds of the public offering, along with an increase in deposits (ii) increased loan originations (iii) an improvement in net interest margin and (iv) improvement in asset quality and attendant reduction in the provision for possible loan losses.

The $10,833,000 increase in Securities Sold Under Agreements to Repurchase and related increase in the Company's securities portfolio specifically, Mortgage Backed Securities, took place in the latter part of September 1996 and, threfore, had an insignificant impact on the Company's results of operations for the three months and nine months ended September 30, 1996.

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

                                                     AS OF AND FOR THE        AS OF AND FOR THE
                                                      NINE MONTHS ENDED           YEAR ENDED
                                                        SEPTEMBER 30,            DECEMBER 31,
                                                        -------------            ------------
                                                      1996        1995               1995
                                                      ----        ----               ----
                                                           (DOLLARS IN THOUSANDS)
Nonperforming loans                                   $ 358       $ 686               $ 536
Other real estate owned                             $   876      $1,222              $1,470
Total nonperforming assets                          $ 1,234      $1,908              $2,006
Loans 30-89 days delinquent                           $ 815       $ 485               $ 266
Nonperforming assets to total assets                  1.08%       2.07%               2.11%
Nonperforming loans to total loans                    0.55%       1.24%               0.91%
Net loan charge-offs to average loans
 (not annualized)                                     0.08%       1.01%               1.01%
Allowance for possible loan losses to total loans     1.68%       1.43%               1.47%
Allowance for possible loan losses
 to nonperforming loans                             305.72%     116.04%             160.63%

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

                                               NINE MONTHS ENDED              THREE MONTHS ENDED
                                                 SEPTEMBER 30,                   SEPTEMBER 30,
                                                 -------------                   -------------
                                             1996              1995           1996               1995
                                             ----              ----           ----               ----
Bank Reserve:
  Balance at beginning of period           $861,693          $764,106       $988,345           $720,728
    Provision                               280,000           570,000        105,000            105,000
    Loan charge-offs                        (63,064)         (586,231)       -------            (38,548)
    Recoveries                               16,328            48,436          1,612              9,131
                                         ----------        ----------     ----------         ----------
  Balance at end of period                1,094,957           796,311      1,094,957            796,311
                                         ----------        ----------     ----------         ----------
Acquired Reserve:
  Balance at beginning of period            966,347         1,493,201        767,958          1,267,821
  Loan charge-offs                         (205,289)         (228,670)      --------            -------
  Recoveries                                  4,995             1,673         (1,905)            (1,617)
                                         ----------        ----------     ----------         ----------
                                            766,053         1,266,204        766,053          1,266,204
                                         ----------        ----------     ----------         ----------
Total Reserve                            $1,861,010        $2,062,515     $1,861,010         $2,062,515
                                         ==========        ==========     ==========         ==========

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to l% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At September 30, 1996, the remaining balance of acquired loans was $5,395,532.

The Company continually assesses its delinquency position, charge-off experience and current real estate market conditions with respect to its entire loan portfolio. While management believes it uses the best information available in establishing the allowance for possible loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

At September 30, 1996, loans 30-89 days delinquent amounted to $814,971 as compared to $485,447 at September 30, 1995 and $266,488 at December 31, 1995. The Company believes that loans 30-89 days delinquent at December 31, 1995 were unusually low and that the level of loans 30-89 days delinquent at September 30, 1996 is typical of a $71 million loan portfolio.

DEPOSITS AND SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Total deposits increased $3,584,982 during the nine months ended September 30, 1996 from $89,590,542 at December 31, 1995, to $93,175,524 at September 30,
1996, despite the withdrawal of approximately $1,900,000 of volatile state demand deposits. At September 30, 1996, the Company held state and municipal demand deposits of $1,114,933. Savings and money market accounts decreased $1,100,026 during the nine months ended September 30, 1996, while time deposits increased $5,861,108 during the same period.




During September 1996 the Company executed $10,833,000 in Securities Sold Under Agreements to Repurchase. At September 30, 1996, these Agreements range in maturity from 30 days to 3 years with a weighted average life of 1.2 years and a weighted average stated rate of 5.92%. The proceeds from these Agreements were used to purchase mortgage backed securities.


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $3,383,063 for the nine months ended September 30, 1996, compared to $3,017,474 for the nine months ended September 30, 1995. This increase was the result of an increase in interest earning assets along with an increase in net interest margin.

The table below shows the average balance sheet, the interest earned and paid on interest earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ----------------------------------
                                                                   1996                                       1995
                                                                   ----                                       ----
                                                                 INTEREST        AVERAGE                    INTEREST        AVERAGE
                                               AVERAGE            INCOME/         YIELD/           AVERAGE   INCOME/         YIELD/
                                               BALANCE            EXPENSE          RATE            BALANCE   EXPENSE          RATE
                                               -------            -------          ----            -------   -------          ----
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
  Loans                                        $67,384             $4,986          9.87%            $60,417   $4,433          9.78%
  Investment securities taxable - AFS           15,112                697          6.15              13,058      526          5.37
  Investment securities taxable - HTM           13,592                570          5.59              14,274      624          5.83
  Securities purchased under agreement to
   resell                                        3,485                130          4.97               2,953      118          5.33
  Federal Home Loan Bank Stock                     348                 12          4.60               -----    -----         -----
                                               -------             ------          ----             -------   ------         -----
TOTAL INTEREST-EARNING ASSETS                   99,921              6,395          8.53              90,702    5,701          8.38

NONINTEREST-EARNING ASSETS:
  Cash and due from banks                        1,892                                                2,169
  Premises and equipment                         1,761                                                1,810
  Other real estate owned                        1,174                                                1,153
  Allowance for possible loan losses            (1,624)                                              (2,109)
  Other assets                                     874                                                  862
                                               -------                                              -------
TOTAL NONINTEREST-EARNING ASSETS                 4,077                                                3,885
                                               -------                                               ------
TOTAL ASSETS                                  $103,998                                              $94,587
                                              ========                                              =======
INTEREST - BEARING LIABILITIES:
  Deposits:
    Interest bearing demand and NOW
     deposits                                   $2,493                 36          1.93%             $2,734       44          2.15
    Savings deposits                            19,558                390          2.66              22,955      450          2.61
    Money market deposits                        1,651                 30          2.42               2,236       44          2.62
    Time deposits                               56,256              2,338          5.54              43,834    1,970          5.99
  Securities sold under agreements to
   repurchase                                      474                 23          6.47               -----    -----         -----
  Senior debenture                               2,890                195          9.00               2,806      175          8.31
                                               -------              -----         ------             ------    -----          ----
 TOTAL INTEREST-BEARING LIABILITIES             83,322              3,012          4.82              74,565    2,683          4.80
                                                                    -----         ------                       -----          ----

NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits                  10,358                                               12,676
  Other liabilities                                598                                                  466
                                               -------                                               ------
TOTAL NONINTEREST-BEARING LIABILITIES           10,956                                               13,142
STOCKHOLDERS' EQUITY                             9,720                                                6,880
                                               -------                                               ------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $103,998                                              $94,587
                                              ========                                              =======
NET INTEREST INCOME                                                $3,383                                     $3,018
                                                                   ======                                     ======
NET INTEREST SPREAD                                                                3.71%                                      3.58%
                                                                                   ====                                       ====
NET INTEREST MARGIN                                                                4.51%                                      4.44%
                                                                                   ====                                       ====


Total interest income for the three months ended September 30, 1996 was $2,237,860, compared to $1,986,490 for the same three month period of the prior year. This increase of $251,370 is primarily the result of a $12,571,000 increase in quarterly average interest-earning assets. The quarterly yield on interest-earning assets declined .09%. Total interest income for the nine months ended September 30, 1996 was $6,395,277, compared to $5,700,516 for the nine months ended September 30, 1995. This increase of $694,761 or 12.2%, is primarily attributed to a $9.2 million increase in average interest-earning assets to $99.9 million from $90.7 million and a .15% increase in yield on interest-earning assets. The increase in yield is primarily the result of a shift in the interest-earning asset mix to higher yielding loans. Of the $9.2 million increase in average interest-earning assets, nearly $7.0 million took place in loans. For the nine months ended September 30, 1996, the average balance of outstanding loans approximated 67.4% of average interest-earning assets as compared to 66.6% for the nine months ended September 30, 1995.

Total interest expense for the three months ended September 30, 1996 was $1,051,840, compared to $971,756 for the same period of the prior year. This increase of $80,084 or 8.2% is related to a $13,467,000 increase in quarterly average interest-bearing liabilities, offset somewhat by a .44% decline in quarterly average cost of funds primarily attributed to a general decline in the short-term interest rate environment. For the nine months ended September 30, 1996 total interest expense was $3,012,214 as compared to $2,683,042 for the same nine month period of 1995. This increase of $329,172 or 12.3% is solely attributable to $8.8 million increase in average interest-bearing liabilities to $83.3 million for the nine months ended September 30, 1996, compared to $74.6 million for the same nine month period of the prior year.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $105,000 for the three months ended September 30, 1996 and 1995. For the nine months ended September 30, 1996 and 1995, the provision for possible loan losses amounted to $280,000 and $570,000, respectively. The decrease in the provision for the nine months ended September 30, 1996 as compared to the same period of the prior year is the result of improvement is asset quality reflected by decreases in nonperforming loans, nonperforming assets, net loan charge-offs, and increases in the percentage of the allowance for possible loan losses to total loans and to nonperforming loans.

NONINTEREST INCOME

Total noninterest income increased $21,627 or 23.3% to $114,460 from $92,833 during the three months ended September 30, 1996 and 1995, respectively. Total noninterest income decreased $26,947 to $343,475 from $370,422 for the nine months ended September 30, 1996 compared to the nine months ended September 30, 1995, respectively. The decrease for the nine month period is attributable to a $52,313 decrease in gain on loan sales.

NONINTEREST EXPENSE

Total noninterest expense amounted to $758,846 and $794,532 for the three months ended September 30, 1996 and 1995, respectively. Of these amounts, deposit insurance assessments amounted to $500 for the three months ended September 30, l996 compared to a refund of $5,205 for the three months ended September 30, 1995. The refund is the result of a reduction in insurance premium assessments imposed by the Federal Deposit Insurance Corporation. Also, carrying and disposition costs associated with the Company's portfolio of foreclosed properties decreased to $4,960 for the three months ended September 30, 1996, compared to $93,458 for the same three month period of 1995. This decrease was primarily the result of a decrease in foreclosed properties. Other operating expenses increased $35,796 to $177,822 for the three months ended September 30, 1996 from $142,026 for the three months ended September 30, 1995. This increase is primarily the result of increased spending on advertising, public relations and legal and professional costs.


For the nine months ended September 30, 1996, total noninterest expense increased $28,009 or 1.2% to $2,342,884 from $2,314,875 for the same nine month period in 1995. This increase is largely attributed to a decrease of $85,817 in FDIC deposit insurance assessments and a decrease of $61,486 in net costs for carrying and disposing of foreclosed properties offset by: (i) a $39,428 increase in salaries and benefits primarily attributed to the adoption of a Supplemental Executive Retirement Plan at the end of 1995, (ii) a $19,835 increase in occupancy expense principally due to higher maintenance costs, (iii) a $15,251 increase in computer servicing fees, and (iv) a $100,934 increase in other operating expenses, most notably for advertising, public relations, and legal and professional fees associated with a publicly traded company.


INCOME TAXES

Income taxes for the three months ended September 30, 1996 were 35.4% of pretax income, compared to 35.2% of pretax income for the three months ended September 30, 1995. For the nine months ended September 30, 1996 and 1995, the effective tax rates are 34.0% and 31.8%, respectively. The distortion in effective rates was the result of the reversal of $12,000 in excess tax reserves during the second quarter of 1995.

CAPITAL ADEQUACY

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company. Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of September 30, 1996:
                                    REGULATORY
                                    MINIMUM (2)   ACTUAL
                                    -----------   ------
      The Company (1)
         Risk-based:
           Tier 1                      4.00%      15.59%
           Totals                      8.00       16.84
         Leverage                      3.00        9.96
         The Bank
         Risk-based:
           Tier 1                      4.00%      14.38%
           Totals                      8.00       15.63
         Leverage                      3.00        9.47

-----------

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

The Company uses a static gap measurement as well as a modeling approach to review its level of interest rate risk. The internal targets established by the Company are to maintain: (i) a static gap of no more than a positive 10% or negative 15% of total assets at the one year time frame, (ii) a change in economic market value from base present value of no more than positive or negative 30%; and (iii) a change in net interest income from base of no more than positive or negative 17%.


At June 30, 1996, the most recent date for which this information is available, the Company's one year static gap position was a negative $7,810,000 or 7.2% of total assets.

LIQUIDITY

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At September 30, 1996, the Company had $31,146,341, or 25.9% of assets in cash and cash equivalents and investments classified available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $6,962,O00 at September 30, 1996.

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

Not applicable


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

                                                   First Financial Corp.


October 31, 1996                            /s/ Patrick J. Shanahan, Jr.
----------------------------------         -------------------------------------
Date                                       Patrick J. Shanahan, Jr.
                                           President and Chief Executive Officer

October 31, 1996                           /s/ John A. Macomber
----------------------------------         -------------------------------------
Date                                       John A. Macomber
                                           Vice President, Treasurer
                                           and Chief Financial Officer

