Form 10-K
period 1996-12-31
FIRST FINANCIAL CORP /RI/
filed 1997-03-31
CIK 354948

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K


        ANNUAL REPORT PURSUANT to SECTION 13 or 15(d) of the SECURITIES
                              EXCHANGE ACT of 1934

                  For the fiscal year ended December 31, 1996

                          Commission File No. 0-27878

                              FIRST FINANCIAL CORP.
              -----------------------------------------------------
             (Exact name or registrant as specified in its charter)


       Rhode Island                                             05-0391383
       ------------                                             ----------
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)



      180 Washington Street
     Providence, Rhode Island                                     02903
     ------------------------                                     -----
(Address of principal executive offices)                        (Zip Code)


                                 (401) 421-3600
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:


                                                      Name of each Exchange
       Title of each class                             on which registered
       -------------------                             -------------------
             None                                             None



          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No_____ .

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.________

The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of March 12, 1997 was $15,134,892 based on the closing sale price of Common Stock as reported on the Nasdaq National Market on such date. At March 12, 1997, there were 1,328,041 shares of the Company's $1.00 par value Common Stock issued, with 1,261,241 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997 are incorporated herein by reference into
Part III hereof.





                                   FORM 10-K
                               TABLE OF CONTENTS

PART I                                                                          Page Reference
------                                                                          --------------

          Item 1          -       Business                                           1

          Item 2          -       Properties                                        12

          Item 3          -       Legal Proceedings                                 12

          Item 4          -       Submission of Matters to a                        12
                                  Vote of Security Holders

PART II
-------

          Item 5          -       Market for Registrant's Common                    13
                                  Equity and Related Stockholder
                                  Matters

          Item 6          -       Selected Financial Data                           13

          Item 7          -       Management's Discussion and Analysis              14
                                  of Financial Condition and Results of
                                  Operations

          Item 8          -       Financial Statements and Supplementary            27
                                  Data

          Item 9          -       Changes in and Disagreements with Accountants     45
                                  on Accounting and Financial Disclosure

PART III
--------

          Item 10         -       Directors and Executive Officers of the           45
                                  Registrant

          Item 11         -       Executive Compensation                            45


          Item 12         -       Security Ownership of Certain Beneficial          45
                                  Owners and Management

          Item 13         -       Certain Relationships and Related                 45
                                  Transactions

PART IV
-------

         Item 14          -       Exhibits, Financial Statement                     45
                                  Schedules, and Reports on Form 8-K

         Signatures                                                                 47





                                     PART I

ITEM 1. BUSINESS
----------------

General

         First Financial Corp. (Company) is a bank holding company that was organized under Rhode Island law in 1980 for the purposes of owning all the outstanding capital stock of First Bank and Trust Company (Bank) and providing greater flexibility in helping the Bank achieve its business objectives. The Bank is a Rhode Island chartered commercial bank that was originally chartered and opened for business on February 14, 1972. The Bank provides a broad range of lending and deposit products primarily to individuals and small businesses ($10 million or less in total revenues). Although the Bank has full commercial banking and trust powers, it has not exercised its trust powers and does not, at the current time, provide asset management or trust administration services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable limits.

        The Bank offers a variety of consumer financial products and services designed to satisfy the deposit and loan needs of its retail customers. The Bank's retail products include interest-bearing and noninterest-bearing checking accounts, money market accounts, passbook and statement savings accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services. Loan products include commercial, commercial mortgage, residential mortgage, construction, home equity and a variety of consumer loans.

         The Bank's strategy of managed growth through varied and often challenging economic cycles has been strategically supplemented by both de novo branch expansion and acquisition. The Bank's first expansion beyond its main office occurred in 1981 with the opening of its Cranston, Rhode Island branch. The Bank was presented with a further growth opportunity in 1991 as a result of the Rhode Island "credit union crisis," when 45 privately-insured banks and credit unions were closed by the Rhode Island Governor. In 1992, the Bank acquired certain assets and assumed certain liabilities of the Chariho-Exeter Credit Union located in the Wyoming section of Richmond, Rhode Island.

        In January 1997, the Bank entered into an agreement with Wal-Mart Stores whereby the Bank will open two branch offices in two Wal-Mart Stores (the "Wal-Mart Branches"). Subject to the receipt of regulatory approval, these branches will be full service branches which will offer the same retail products as the Bank's three other branch offices. See "Recent Developments".

        The core of the Bank's business remains its ability to meet the lending and deposit needs of customers in its market area. Most recently, the Bank has experienced growth in business loans to borrowers with favorable cash flow attributes seeking working capital financing secured by real estate. Evidencing the Bank's success in catering to this business market, the Bank in 1995 was listed in Entrepreneur Magazine as one of the 294 banks in the country most likely to grant a small business loan, and as the 12th largest dollar lender of SBA funds in the Providence region for the 1996 fiscal year. The Bank recently received the designation of "certified lender" by the SBA. As a result of this designation, the SBA is contractually obligated to respond within three business days to SBA loan requests submitted by the Bank.

         The Bank's ability to attract these new lending relationships and the related deposits is dependent on its willingness and ability to provide service to customers with identified needs. The Company believes that the Bank is particularly well-situated to serve the banking needs of the metropolitan Providence area. The Company believes that the local character of the business environment coupled with the Company's knowledge of the customers and their needs, together with its comprehensive retail and small business products create opportunities that will enable the Bank to effectively compete. Further, the Company believes that the accessibility and responsiveness of the Bank's personnel allow the Bank to compete effectively for certain segments within its market, in particular local professionals and businesses, who demand and receive customized and personalized banking products and services.

 ACQUISITION

         On May 1, 1992, the Bank acquired certain assets and assumed certain liabilities of Chariho-Exeter Credit Union. On May 4, 1992, the Bank reopened the Chariho-Exeter facility as the third branch of the Bank providing the same service to the local community formerly served by Chariho-Exeter as those provided at the Bank's other two branches. Although the Acquisition was accounted for as a purchase, no goodwill or other intangible asset was recorded because the purchase price did not exceed the fair value of the assets acquired.


         Through the Acquisition, the Bank acquired $33.4 million in assets, which included $19.5 million in loans and an acquired allowance for possible loan losses of nearly $3.9 million. Under the Acquisition Agreement, the Bank may, through May 1, 1999, charge-off uncollected acquired loans to this acquired allowance for possible loan losses. At May 1, 1999, any remaining acquired allowance, less an amount equal to 1% of the remaining acquired loans, must be repaid in the form of cash.

        In connection with the Acquisition, the Company issued the Senior Debenture to assist in financing the Acquisition. The proceeds of the Senior Debenture were invested as a contribution of capital to the Bank. If, at any time prior to May 1, 1999, net acquired loan losses exceed the acquired allowance for possible loan losses, such excess may be deducted from the Company's debt obligations under the Senior Debenture.

MARKET AREA

        Although its main office is located in downtown Providence, the Bank's Cranston branch is its largest office with deposits of $48.3 million at December 31, 1996. The Providence branch and the Wyoming branch had approximately $22.2 million and $23.4 million, respectively, in deposits at December 31, 1996. Through its branch locations, the Bank provides for the lending and deposit needs of its commercial and consumer customers in its market area and by targeting customers who desire the convenience and personal service not otherwise available as a result of the recent major banking consolidations. See "Recent Developments" for a discussion of an expansion of the Bank's market area.

LENDING ACTIVITIES

         General. The Bank lends primarily to individuals and small businesses, including partnerships, professional corporations and associations, and limited liability companies. Loans made by the Bank to individuals include owner-occupied residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment (generally non-owner occupied 1-4 family) and vacation properties, installment loans, student loans, and overdraft line of credit protection. Loans made by the Bank to businesses include typical secured loans, commercial real estate loans (loans to individuals secured by residential property of 5 units or more are considered commercial real estate loans) and lines of credit. Within the commercial real estate portfolio, a loan may be secured by real estate although the purpose of the loan is not to finance the purchase or development of real estate nor is the principal source of repayment the sale or operation of the real estate collateral. The Bank will often secure commercial loans for working capital or equipment financing with real estate together with equipment and other assets. The Bank characterizes such loans as "commercial real estate," consistent with bank regulatory requirements. Generally, the Bank lends only to borrowers located in Rhode Island or nearby Southeastern Massachusetts or Connecticut. Occasionally, the Bank will lend to a borrower in its market area where collateral securing obligations is vacation property located outside the market area.

        During the past few years, the commercial real estate loan portfolio has increased and remains the largest part of the Bank's loan portfolio. This increase is partially attributable to the Bank's positive response to an increase in those businesses seeking working capital and expansion funds who are frustrated by the consolidation in the banking industry. The Bank has in the past and continues to specifically target such businesses through the hiring of new experienced commercial loan officers and by focusing on commercial lending secured by real estate to borrowers, the purpose of which is to help finance small business plant purchases, expansion, working capital and other corporate purposes. The Bank continues to believe that opportunities exist to satisfy the banking and borrowing needs of the small business community.

        The Bank's policy on real estate lending standards establishes certain maximum loan to value ("LTV") ratios for real estate-related loans depending on the type of collateral securing such loans. These maximum LTV ratios range from 50% for those loans secured by undeveloped real estate up to 90% for loans secured by residential real estate. Notwithstanding these maximum LTV ratios, as a general practice, the Bank imposes higher collateralization requirements than the maximum ratios established in its policy on real estate lending standards.

        Loan Underwriting, Review and Risk Assessment. When considering loan applications, the primary factors taken into consideration by the Bank are: (i) the cash flow and financial condition of the borrower; (ii) the value of any underlying collateral; and (iii) the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The total indebtedness of the borrower to the Bank determines the maximum limit which a lending officer has the authority to approve a particular credit. Total indebtedness means the total of all borrowings, including the loan being requested, whether funded or unfunded, to a particular borrower and all related loan accounts. The authority of individual loan officers is limited to the approval of secured loans equal to or less than either $200,000 or $150,000, depending on the individual loan officer, and unsecured loans equal to or less than either $25,000 or $10,000, depending on the individual loan officer. The authority of the chief executive officer is limited to the approval of secured loans equal to or less than $400,000 and unsecured loans equal to or less than $300,000. All loan requests in excess of an individual loan officer's limit must be approved by the Bank's Credit Committee for secured loans equal to or less than $500,000 and for unsecured loans equal to or less than $300,000. Loan requests in excess of the Credit Committee's limit must be presented to the Bank's Board of Directors. Generally the Bank requires personal guarantees and supporting financial statements from one or more of the principals of any entity borrowing money from the Bank.

        Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from the Bank's directors, stockholders of the Company, existing customers of the Bank and professionals such as lawyers, accountants, financial intermediaries and brokers.

        At December 31, 1996, the Bank's statutory lending limit to any single borrower approximated $1.9 million, subject to certain exceptions provided under applicable law. The Bank also has a policy of extending loans, under the same terms and conditions applicable to any other borrower, to directors and executive officers of the Company and the Bank limiting the aggregate principal amount of such loans to 100% of capital and otherwise complying with applicable regulatory requirements. At December 31, 1996, the aggregate principal amount of all loans to directors and executive officers and related entities was $1.4 million.

         The Bank has an informal loan peer review function and a loan loss review committee. The loan peer review committee, which meets monthly, is an informal committee comprised of the Bank's chief executive officer and other loan officers. Every loan of $150,000 or more is scheduled to be reviewed annually by the loan peer review committee. All loans that undergo loan peer review receive a grade ranging from A to F based on a number of criteria, including the financial strength of the borrower as determined, in part, by such borrower's liquidity, debt service coverage and historical performance. Any loan rated D or worse will automatically be placed on a "watchlist." Certain C rated loans for which the committee has identified potential problems may also be placed on the watchlist. The loans on the watchlist are reviewed monthly by the Bank's Credit Committee in order to determine what actions should be taken with respect to such loans, whether any loans should be added or deleted from the watchlist, and to make recommendations regarding loan loss reserve levels to the loan loss review committee. The loan loss review committee, comprised of the Bank's executive officers and all other loan officers, reviews loans on the watchlist on a quarterly basis in order to establish loan loss reserve levels.

        The following table sets forth the repricing frequency of fixed and variable rate loans included in the Bank's total loan portfolio at December 31, 1996. Loans having no stated schedule of repayments or no stated maturity (due on demand) are reported as due in three months or less.

                                                                      COMMERCIAL      HOME
                                                                         AND          EQUITY
                                                                     RESIDENTIAL      LINES OF
                                                       COMMERCIAL    REAL ESTATE      CREDIT        CONSUMER      TOTAL
                                                                         (DOLLARS IN THOUSANDS)

FIXED RATE
Amounts Due:
     Three Months or Less..........................    $  522       $    3,331      $  ----        $   109       $ 3,962
     After three months through one year...........       123            7,114         ----            180         7,417
     After one year through five years.............       932           33,862           43            274        35,111
     Beyond five years.............................         7            9,437        -----             39         9,483
                                                        -----           ------           --            ---        ------
                                                        1,584           53,744           43            602        55,973
                                                        -----           ------           --            ---        ------
VARIABLE  RATE
Repricing Frequency:
     Quarterly.....................................     3,494            9,635        3,045            549        16,723
     Annually......................................     -----            -----        -----          -----        ------
     Every five years but less frequently
       than annually...............................     -----            -----        -----          -----        ------
     Less frequently than every five years ........     -----            -----        -----          -----        ------
                                                        3,494            9,635        3,045            549        16,723
                                                        -----            -----        -----            ---        ------
        Total .....................................    $5,078          $63,379       $3,088         $1,151      $ 72,696
                                                       ======          =======       ======         ======      ========


         Scheduled contractual principal repayments do not, in many cases, reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. In addition, because many of the Bank's residential and commercial real estate loans are fixed rate loans subject to rate review and/or call option within three to five years, such loans are considered by the Bank to have a stated maturity equal to the rate review period. Prevailing interest rates at the time of scheduled rate reviews may cause the Bank to reset rates on these loans. However, such loans may not actually mature at that time. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. As of December 31, 1996, $428,000 of loans scheduled to mature within three months or less, were non-accruing.

         Commercial Loans. Subject to federal and state restrictions, the Bank is authorized to make secured or unsecured commercial business loans for general corporate purposes. Commercial loans include working capital loans, equipment financing, standby letters of credit, and secured and unsecured demand, term and time loans. Commercial loans do not include business loans secured by real estate.

        At December 31, 1996, the Bank had outstanding commercial loans totalling $5.1 million which represented 7.0% of total loans. Of the Bank's total commercial loan portfolio, $3.5 million or 68.8% consisted of loans priced on a floating rate basis at a margin over the Bank's base lending rate or Wall Street Prime Rate. At December 31, 1996, the Bank's base rate was 10.00 % while the Prime Rate was 8.25%.

         Commercial and Residential Real Estate Loans. At December 31, 1996, the Bank's outstanding residential first and second mortgage loans and home equity lines of credit of approximately $26.1 million, represented 35.9% of the Bank's total loan portfolio. Of this amount, $20.8 million represented loans originated directly by the Bank, while approximately $5.3 million represents loans acquired in the Acquisition.

        Most fixed rate conforming loans originated by the Bank are sold to correspondents. The Bank funds these loans at time of closing. The Bank does not originate Adjustable Rate Mortgages ("ARMS") for its own portfolio. The Bank does, however, originate fixed rate residential first mortgage loans for its own portfolio with a 15 to 30 year amortization period and a rate review and/or call option at three or five year intervals. Consequently, as the Bank attempts to satisfy the needs of its customers, it maintains an element of interest rate sensitivity embedded in the terms of the loan.

        The Bank has and plans to continue to commit substantial resources to the promotion and development of commercial lending (i.e. small business plant purchases, expansion and working capital) secured by real estate, which loans are characterized as "commercial real estate loans." At December 31, 1996, outstanding commercial real estate loans approximated $40.2 million or 55.4% of total loans outstanding, including total construction and land development loans of approximately $4.9 million.

        Commercial real estate loans are generally priced at a floating rate indexed to the Bank's base lending rate or to the Prime Rate. If a loan is priced at a fixed rate, it is generally structured with a three-year or five-year rate review and/or call option. At December 31, 1996, 85.1% of all residential and commercial real estate loans are subject to repricing within five years.

        Consumer Loans. At December 31, 1996, the Bank's consumer loan portfolio approximated $1.2 million or 1.7% of total loans outstanding. The Bank offers a full range of consumer lending products including new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from consumer finance companies and, therefore, the Bank does not view this market as possessing significant growth potential.


ALLOWANCE FOR POSSIBLE LOAN LOSSES

        The following table, exclusive of acquired loans and the acquired allowance for possible loan losses, represents the allocation of the Bank's allowance for possible loan losses and the percentage of each loan category to total loans, net of unearned discount, for the periods ending as indicated:

                                                                            DECEMBER 31,
                                                         ----------------------------------------------
                                                             1996                1995          1994
                                                         -------------     --------------  ------------
                                                                        (DOLLARS IN THOUSANDS)
Loan Category:
      Commercial....................................    $   90     7.5%      $ 35    6.1%   $ 33    7.7%
      Commercial Real Estate........................       718    59.8        463   54.7     449   48.5
      Residential Real Estate.......................       317    26.4        312   30.7     238   33.8
      Home Equity Lines of Credit...................        55     4.6         37    6.3      35    8.1
      Consumer......................................        20     1.7         15    2.2       9    1.9
                                                       -------   -----       ----  -----    ----  -----
        Total.......................................   $ 1,200   100.0%      $862  100.0%   $764  100.0%
                                                       =======   =====       ====  =====    ====  =====

        This allocation of the allowance for possible loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of loan charge-offs. At December 31, 1996, the Bank classified $1.7 million of loans as substandard based on the rating system adopted by the Bank. Of these amounts, a majority of which are included in the commercial real estate loan portfolio, the Bank estimates a potential loss exposure of $376,000.

INVESTMENT ACTIVITIES

         The investment policy of the Bank is an integral part of the overall asset/liability management of the Bank. The Bank's investment policy is to establish a portfolio which will provide liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. The Bank intends to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

        The following table sets forth the amortized cost and estimated market value of the Bank's investment portfolio at the dates indicated:


                                                                       DECEMBER 31,
                                            --------------------------------------------------------------------
                                                    1996                   1995                   1994
                                            ----------------------  --------------------  ----------------------
                                                         ESTIMATED             ESTIMATED               ESTIMATED
                                            AMORTIZED     MARKET    AMORTIZED    MARKET   AMORTIZED     MARKET
                                              COST         VALUE      COST       VALUE      COST         VALUE
                                            ---------    ---------  ---------  ---------  ---------    ---------
                                                                       (IN THOUSANDS)
Held-to-Maturity:
   U.S. Government and agency obligations    $11,400      $11,370    $ 12,596    $12,551   $ 10,752    $ 10,410
   Collateralized mortgage obligations         2,381        2,378       2,048      2,016      2,395       2,276
                                               -----        -----       -----      -----      -----       -----
                                             $13,781      $13,748    $ 14,644   $ 14,567   $ 13,147    $ 12,686
                                             =======      =======    ========   ========   ========    ========
 Available-for-Sale:
   U.S. Government and agency obligations.   $17,669      $17,696    $ 14,995   $ 15,088   $ 15,102    $ 14,890
   Mortgage backed securities                 10,684       10,712    --------      -----    -------      ------
   Marketable equity security                      1            3          12         44         12          32
                                               -----        -----       -----      -----      -----       -----
                                             $28,354      $28,411    $ 15,007   $ 15,132   $ 15,114    $ 14,922
                                             =======      =======    ========   ========   ========    ========


        Included in the Bank's held-to-maturity investment portfolio at December 31, 1996, are $6.5 million in structured notes with an estimated fair value of $6.5 million.


        The following table sets forth certain information regarding maturity distribution and weighted average yields of the Bank's investment portfolio at December 31, 1996:


                              WITHIN ONE YEAR     ONE TO FIVE YEARS     OVER FIVE YEARS     TOTAL SECURITIES
                              ---------------     -----------------     ---------------     ----------------
                                        WEIGHTED            WEIGHTED             WEIGHTED            WEIGHTED
                              CARRYING  AVERAGE   CARRYING  AVERAGE    CARRYING   AVERAGE   CARRYING  AVERAGE
                              VALUE     RATE      VALUE     RATE       VALUE     RATE      VALUE     RATE
                              -----     ----      -----     ----       -----     ----      -----     ----
                                                              (DOLLARS IN THOUSANDS)

HELD-TO-MATURITY:
  U.S. Government and
    agency obligations        $  8,400  5.73%    $3,000      6.16%     $ -----    -----%   $ 11,400    5.84%
  Collateralized mortgage
    obligations(1)               1,733  5.46        648      5.92        -----    -----       2,381    5.59
                                 -----  ----        ---      ----       -------  -------      -----    ----
                                10,133  5.68      3,648      6.12        -----    -----      13,781    5.80
                                 -----  ----        ---      ----       -------  -------      -----    ----
AVAILABLE FOR SALE:
  U.S. Government and
    agency obligations(1)       11,686  5.79      6,010      5.89        -----    -----      17,696    5.82
  Mortgage backed securities.    1,133  7.93      5,174      7.93        4,405     7.93      10,712    7.93
  Marketable equity security         3  ----      -----      ----        -----    -----           3    ----
                                 -----  ----        ---      ----       -------  -------      -----    ----
                                12,822  5.98     11,184      6.83        4,405     7.93      28,411    6.62
                                 -----  ----        ---      ----       -------  -------      -----    ----
          TOTAL                $22,955  5.85%   $14,832      6.66%     $ 4,405     7.93%   $ 42,192    6.35%
                               =======  ====    =======      ====      =======     ====    ========    ====

---------

(1)   Fixed  rate  collateralized   mortgage  obligations  are  presented  on  a
      scheduled cash flow basis. Variable rate U.S. Government and agency obligations are presented on a repricing frequency basis. The mortgage backed securities are presented using an assumed constant prepayment rate.

SOURCES OF FUNDS

         Deposits obtained through the Bank's offices and automated teller machines ("ATM") have traditionally been the principal source of the Bank's funds for use in lending, investing and for other general business purposes. At December 31, 1996, the Bank had a total of approximately 2,721 demand deposit accounts with an average balance of approximately $4,145 each; 3,833 passbook, statement savings and NOW accounts with an average balance of approximately
$5,526 each; 71 money market accounts with an average balance of approximately $22,071 each, and 3,441 certificates of deposit with an average balance of approximately $17,395 (including 72 certificates of deposit of $100,000 or more totalling $9.0 million).

        The Bank's office and service hours are supplemented by the Bank's ATM card service which facilitates various deposit and/or withdrawal transactions. The Bank's ATM card may be used in the "CIRRUS", and "NYCE" ATM networks, and the "Maestro" point-of-sale ("POS") network. These networks provide the Bank's ATM cardholders with access to ATMs and POS machines throughout Rhode Island, New England, the United States and more than 34 foreign countries.

        The following table sets forth the average balances and average rates paid on the Bank's deposits for the periods indicated:

                                                                            YEARS ENDED DECEMBER 31,
                                                  ------------------------------------------------------------------------
                                                         1996                    1995                        1994
                                                  -------------------     --------------------      ----------------------
                                                  AVERAGE     AVERAGE     AVERAGE      AVERAGE      AVERAGE        AVERAGE
                                                  BALANCE     RATE        BALANCE      RATE         BALANCE        RATE
                                                  -------     -------     -------      -------      -------        -------
                                                                        (DOLLARS IN THOUSANDS)

Non-interest-bearing deposits:                    $10,965                 $12,397                   $12,791
Interest bearing deposits:
     NOW and savings accounts                      21,845      2.58%       24,858       2.56%        30,618         2.60%
     Money market accounts                          1,659      2.41         2,149       2.56          2,473         2.67
     Certificates of deposit under $100,000        49,955      5.60        41,034       6.23         31,634         4.75
     Certificates of deposit over   $100,000        6,700      5.50         4,974       3.62          3,043         3.45
                                                 --------                 -------                   -------
Total                                            $ 91,124                 $85,412                   $80,559
                                                 ========                 =======                   =======


         Time certificates of deposit in denominations of $100,000 or more, at December 31, 1996, had the following schedule of maturities:



                       TIME REMAINING TO MATURITY                   AMOUNT
                       --------------------------                   ------
                                                                (IN THOUSANDS)

        Less than 3 months...................................     $   3,731
        3 to 6 months........................................         2,822
        6 to 12 months.......................................         1,587
        More than 12 months..................................           818
                                                                  ---------
                 Total.......................................     $   8,958
                                                                  =========

For information regarding Other Borrowings refer to "Notes to Consolidated Financial Statements" incorporated herein by reference.

COMMUNITY REINVESTMENT ACT

        The Bank is committed to serving the banking needs of the entire community, including low and moderate income areas consistent with its obligations under the Community Reinvestment Act. There are several ways in which the Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs. The Bank has undertaken as part of its mission to contribute to the economic and social development of the communities in which it operates. The Bank believes that its contribution is to deliver competitive services that are responsive to the needs of its employees, customers, shareholders, and local communities. At its last CRA-compliance examination, the Bank was given a "satisfactory" ranking which is the second highest rating of the four assigned by the FDIC.

         In addition to memberships and directorships in a number of civic, charitable and not-for-profit organizations, the Bank seeks to meet with specific community-based groups which may provide insight into the credit and housing needs of the local community. The Bank has had periodic discussions with officials from the Providence Plan Housing Corporation and the Providence Community Action Program. These groups are primarily concerned with developing affordable housing opportunities within the City of Providence. The Bank's community outreach efforts rely on the calling activities of the Bank's loan officers and branch managers. These individuals periodically contact the area's underserved small businesses to promote the Bank's services and to gain a better understanding of their business needs. To a lesser extent, loan officers have contacted local realtors to ascertain community credit needs and to inform the realtors of the Bank's residential mortgage and referral program. Loan officers are also members of, and routinely contact the Providence and surrounding area's respective Chambers of Commerce.

        The Bank has identified two primary needs within its communities: small business loans with reduced documentation requirements and unconventional mortgage products with flexible underwriting guidelines. To address the small business lending demand, the Bank participates, as a "certified lender", in the SBA loan programs; specifically, the 7A and 504 programs, as well as the SBA's Low Doc program.

COMPETITION

         In attracting deposits and making loans, the Bank encounters competition from other institutions, including larger downtown Providence and suburban-based commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving Rhode Island. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, efforts to obtain deposits, range of services provided and the quality of these services. These competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

EMPLOYEES

         As of December 31, 1996, the Company had 34 full-time and 12 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program which includes health insurance, life insurance, and a defined benefit pension plan.


REGULATION AND SUPERVISION

        Banks and bank holding companies are subject to extensive government regulation through Federal and state statutes and regulations which are subject to changes that may have significant impact on the way in which such entities may conduct business. The likelihood and potential effects of any such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. In addition, the enactment of recent banking legislation such as the Federal Deposit Insurance Corporation Improvement Act (FDICIA) and the Interstate Banking Act have affected the banking industry by, among other things, broadening the regulatory powers of the federal banking agencies in a number of areas and enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

        The Company

        General. The Company, as a bank holding company, is subject to regulation and supervision by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and by the Rhode Island Department of Business Regulation, Division of Banking (the "Banking Division"). The Company is required to file semiannually and annually a report of its operations with, and is subject to examination by, the Federal Reserve Board.

         BHCA -- Activities and Other Limitations. The Bank Holding Company Act ("BHCA") prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or, except where a majority of shares are already owned, increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. However, the Interstate Banking Act provides that, among other things, substantially all state law barriers to the acquisition of banks by out-of-state bank holding companies will be eliminated. The law will also permit interstate branching by banks effective as of June 1, 1997, subject to the ability of states to opt-out completely or set an earlier effective date. See " -Interstate Banking Legislation." No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

         The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, including greater convenience, increased competition or gains in efficiency, against the possible adverse effects, including undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

         Rhode Island Law. Rhode Island law requires the prior approval of the Banking Division in order for a Rhode Island bank or bank holding company to acquire 5% or more of the voting stock, or merge or consolidate with an out-of-state bank or bank holding company. In examining the transaction, the Banking Division must determine whether the transaction is permitted under the law of the state of the out-of-state bank or bank holding company under conditions not substantially more restrictive than those imposed by Rhode Island law. In determining whether to approve the transaction, the Banking Division must determine whether the transaction is in the public interest, will promote the safety and soundness of the Rhode Island institution and needs of the communities served thereby, and will serve the needs of the state generally. In addition, a merger requires the prior approval of two-thirds of the shareholders of the Rhode Island bank and such percentage of the shareholders of the out-of-state bank as required by the laws of such state.

        Under Rhode Island law, subject to the approval of the Banking Division, an out-of-state bank or bank holding company may acquire direct or indirect control of more than 5% of the voting stock or merge or consolidate with or acquire substantially all of the assets and liabilities of a Rhode Island bank or bank holding company provided that the laws of the state in which the out-of-state bank is located, or in which operations of the bank subsidiaries of an out-of-state bank holding company are principally conducted, expressly authorize, as determined by the Banking Division, under conditions no more restrictive than those imposed by the laws of Rhode Island, the acquisition by a Rhode Island bank or bank holding company of 5% of the voting stock or the merger or consolidation with or acquisition of all of the assets of banks or bank holding companies located in that state. Additionally, under Rhode Island law, no "person" may acquire 25% of the voting stock, or such lesser number of shares as constitutes control, of a Rhode Island depository institution without the prior approval of the Banking Division.


         Dividends. The Company is a legal entity separate and distinct from the Bank. The revenues of the Company (on a parent company only basis) are derived primarily from interest and dividends paid to the Company by the Bank. The right of the Company, and consequently the right of creditors and stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary (including depositors, in the case of banking subsidiaries), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

        It is the policy of the FDIC and the Federal Reserve Board that banks and bank holding companies, respectively, should pay dividends only out of current earnings and only if after paying such dividends, the bank or bank holding company would remain adequately capitalized. Federal banking regulators also have authority to prohibit banks and bank holding companies from paying dividends if they deem such payment to be an unsafe or unsound practice. In addition, it is the position of the Federal Reserve Board that a bank holding company is expected to act as a source of financial strength to its subsidiary banks.

        The Subsidiary Bank

        General. The Bank is subject to extensive regulation and examination by the Banking Division and by the FDIC, which insures its deposits to the maximum extent permitted by law, and to certain requirements established by the Federal Reserve Board. The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds and the nature and amount of, and collateral for, certain loans. The prior approval of the FDIC and the Banking Division is required for the Bank to establish or relocate an additional branch office, assume deposits, or engage in any merger, consolidation or purchase or sale of all or substantially all of the assets of any bank or savings association. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

         Examinations and Supervision. The FDIC and the Banking Division regularly examine the operations of the Bank, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act (see below) and management practices. In addition, the Bank is required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Banking Division. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease- and-desist orders to prevent unsafe or unsound practices or violations of law or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements.

         Dividends and Affiliate Transactions. The Bank is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transactions be substantially equivalent to terms of similar transactions with non-affiliates. In addition, there are various limitations on the distribution of dividends to the Company by the Bank.

        Capital Requirements

         The FDIC has established guidelines with respect to the maintenance of appropriate levels of capital by FDIC-insured banks. At such time, if ever, that the Company exceeds $150 million in consolidated assets or either: (i) engages in any non-bank activity involving significant leverage; or (ii) has a significant amount of outstanding debt that is held by the general public, it will become subject to various capital adequacy requirements of the Federal Reserve Board applicable to all such bank holding companies. Until such time, the Federal Reserve Board applies the following guidelines on a bank only basis. The Federal Reserve Board has adopted substantially identical capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the BHCA. If a banking organization's capital levels fall below the minimum requirements established by such guidelines, a bank or bank holding company will be expected to develop and implement a plan acceptable to the FDIC or the Federal Reserve Board, respectively, to achieve adequate levels of capital within a reasonable period, and may be denied approval to acquire or establish additional banks or non-bank businesses, merge with other institutions or open branch facilities until such capital levels are achieved. Recently enacted federal legislation requires federal bank regulators to take "prompt corrective action" with respect to insured depository institutions that fail to satisfy minimum capital requirements and imposes significant restrictions on such institutions.


         The guidelines generally require banks and bank holding companies to maintain at least half of its total capital comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). Additionally, these guidelines require banks and bank holding companies to maintain a ratio of Tier I Capital to risk-weighted assets of at least four (4%) percent and a ratio of total capital to risk-weighted assets of at least eight (8%) percent ("Total Risk-Based Capital Ratio"). Hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I Capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for loan losses, is known as "Tier 2 Capital." The sum of Tier 1 and Tier 2 Capital is "Total Risk-Based Capital." Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital), for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not either 90 days or more past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier I Risk-Based Capital Ratio of 6.0% or more, has a Tier I Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk- Based Capital Ratio of 4.0% or more and a Tier I Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized,"
(iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Tier I Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Tier I Leverage Capital Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

         A "critically undercapitalized institution" is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Unless the FDIC or other appropriate federal banking regulatory agency makes specific further findings and certifies that the institution is viable and is not expected to fail, an institution that remains critically undercapitalized on average during the fourth calendar quarter after the date it becomes critically undercapitalized must be placed in receivership.

         Immediately upon becoming undercapitalized, an institution shall become subject to the provisions of Section 38 of the FDIA (i) restricting payment of capital distributions and management fees, (ii) requiring that the appropriate federal banking agency monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting the growth of the institution's assets and (v) requiring prior approval of certain expansion proposals. The appropriate federal banking agency for an undercapitalized institution also may take any number of discretionary supervisory actions if the agency determines that any of these actions is necessary to resolve the problems of the institution at the least possible long-term cost to the deposit insurance fund, subject in certain cases to specified procedures. These discretionary supervisory actions include: requiring the institution to raise additional capital; restricting transactions with affiliates; restricting interest rates paid by the institution on deposits; requiring replacement of senior executive officers and directors; restricting the activities of the institution and its affiliates; requiring divestiture of the institution or the sale of the institution to a willing purchaser; and any other supervisory action that the agency deems appropriate. These and additional mandatory and permissive supervisory actions may be taken with respect to significantly undercapitalized and critically undercapitalized institutions.

         As of December 31, 1996, the Bank was classified as "well capitalized" under these provisions.


        Interstate Banking Legislation

        On September 29, 1994 the Interstate Banking Act became law. Under the new law, different types of interstate transactions and activities will be permitted, each with different effective dates. Interstate transactions and activities provided for under the new law include: (i) bank holding company acquisitions of separately held banks in a state other than a bank holding company's home state; (ii) mergers between insured banks with different home states, including consolidations of affiliated insured banks; (iii) establishment of interstate branches either de novo or by branch acquisition; and (iv) affiliated banks acting as agents for one another for certain banking functions without regard to state law prohibitions on interstate branching or unauthorized banking. In general, nationwide interstate bank acquisitions will be permissible one year after the date of enactment, irrespective of state law limitations. Interstate mergers will be permissible on July 1, 1997, unless a state passes legislation either to prevent or to permit the earlier occurrence of interstate mergers. States may at any time enact legislation permitting interstate de novo branching. Banks may act as agents for affiliated depository institutions beginning within one year after enactment.

        Once the applicable effective date has occurred (and, in the case of interstate mergers and de novo branching, subject to applicable state law "opt-out" or "opt-in" provisions), the appropriate federal bank regulator may approve the respective interstate transactions only if certain criteria are met. First, in order for a banking institution (a bank or bank holding company) to receive approval for an interstate transaction, it must be "adequately capitalized" and "adequately managed." The phrase "adequately capitalized" is generally defined as meeting or exceeding all applicable federal regulatory capital standards, while the phrase "adequately managed" is left undefined. Second, the appropriate federal bank regulator must consider the applicant's and its affiliated institutions' records under the CRA, as well as the applicant's record under applicable state community reinvestment laws.

        The new law applies deposit "concentration limits" to interstate acquisition and merger transactions. Specifically, a banking institution may not receive federal approval for interstate expansion if it and its affiliates would control (i) more than 10% of the deposits held by all insured depository institutions in the United States, or (ii) 30% or more of the deposits of all insured depository institutions in any state in which the banks or branches involved in the transactions (or any affiliated depository institution) overlap. States may, by statute, regulation or order, raise or lower the 30% limit. In addition, the new law preempts certain existing state law restrictions on interstate banking (such as regional compacts and reciprocity requirements), effective one year after enactment. However, in order to receive federal approval for an interstate merger or de novo branching transaction, an applicant still also must comply with any non-discriminatory host state filing and other requirements.

        The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

RECENT DEVELOPMENTS

        In January 1997, the Bank entered into a definitive agreement with Wal-Mart Stores, Inc. of Bentonville, Arkansas, pursuant to which the Bank will open de novo branch offices in two Wal-Mart Stores located in Rhode Island. Upon opening of the branches, the Bank will be the first financial institution headquartered in Rhode Island to open banking offices in Wal-Mart, the world renowned retailer which operates more than 2,200 stores in the United States.

        The Bank expects to open the branches in June 1997, subject to receipt of required regulatory approvals. The branches will be full-service retail branches offering all of the retail products offered at the Bank's three other branch offices, including checking and savings accounts, consumer loans, and mortgages. The branches will be open seven days a week and will include full service automated teller machines (ATMs). First Bank estimates it will hire up to 18 individuals to staff the in-store branches.

        In February 1997, the Bank gave notice to NCR Corporation that the Bank was terminating its Data Processing Contract with NCR Corporation. In connection with the termination of the Data Processing Contract, the Bank will incur a termination penalty of approximately $83,000, which was fully reserved for by the Bank. The Bank currently anticipates that it will enter into a new contract for the provision of data processing services with a third party in the second quarter of 1997.


ITEM 2.  PROPERTIES

        The Bank delivers its products and services through its three branch network system. The Bank owns its main office building which is located at 180 Washington Street, Providence, Rhode Island. This location consists of a two-story masonry and steel frame building containing (with basement storage) approximately 6,800 square feet of space. The ground floor of this building is used for retail banking as the Providence branch. Attached to this building is a two lane drive-up facility, the only drive-up facility located in downtown Providence. The building also houses a built-in ATM. The second floor of this location is used predominately for executive, administrative, and support staff office space. This building is located on two lots which are owned by the Bank and which have a total area of approximately 10,000 square feet. This land space is also used for customer parking and access and egress through the drive-up facility. The Bank also owns an adjacent lot of approximately 3,300 square feet which is used solely as employee parking.

        In 1981, the Bank leased and opened a branch office building at the corner of Park and Reservoir Avenues, Cranston, Rhode Island. This one-story masonry and steel frame building (including the lower level) has approximately 7,400 square feet space. The ground floor of this location contains the Cranston branch, the Bank's largest branch as measured by deposits. The building also has a three lane drive-up facility and an ATM. The basement of this building is used predominately by the Operations Department along with several administrative offices. The building is situated on approximately 21,000 square feet of leased land. The lease has an original noncancellable term of 15 years with four successive renewal options, each for an additional five years ending in the year 2009. The Bank is presently in the second of the four renewal options which expires in the year 1999. Upon the expiration of the lease in the year 2009, the Bank will have the right to renew the lease upon the same terms and conditions, except for the term and annual rent to be paid thereunder which are to be determined by mutual agreement or, if not so determined, by arbitration. In late 1994 the Bank acquired an adjacent parcel of land, which approximates 4,700 square feet, for use as expanded customer parking and access to the facility from Reservoir Avenue. The Bank also owns land across the street from this building. This land, with total area of approximately 3,300 square feet, is used solely for employee parking.

        As part of the Acquisition, the Bank purchased the former credit union's land and building and reopened the facility as the Bank's Wyoming branch at 1168 Main Street, Richmond, Rhode Island. The facility is located in the Wyoming section in the Town of Richmond. The two story wood frame building has nearly 6,500 square feet space (exclusive of unfinished basement area) on a land area of approximately 40,400 square feet. The branch location has a built-in ATM and a two lane drive-up facility.

ITEM 3.     LEGAL PROCEEDINGS

        The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, based upon the advice of legal counsel, final disposition of these lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of fiscal 1996, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.



                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

On May 14, 1996, the Company's common stock began trading on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: FTFN.

High and low sales prices and dividends declared during 1996 and 1995 are as follows:

QUARTERLY SALES PRICES          HIGH           LOW            DIVIDENDS DECLARED

1996

1st Quarter                      --             --               $.03
2nd Quarter                   10 1/8          9 1/8               .03
3rd Quarter                   10              9                   .03
4th Quarter                   11 1/2          9 1/4               .03

1995

1st Quarter                      --             --                --
2nd Quarter                      --             --               $.055
3rd Quarter                      --             --                --
4th Quarter                      --             --                .055


        As of March 24, 1997, there were approximately 200 holders of record of the Company's common stock and approximately 400 shareholders of beneficial ownership who hold their stock in nominee or "street" name through various brokerage firms.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


                      SELECTED CONSOLIDATED FINANCIAL DATA


                                                                         YEARS ENDED DECEMBER 31,
                                                           -----------------------------------------------------
                                                             1996        1995       1994       1993       1992
                                                             ----        ----       ----       ----       ----
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
FINANCIAL CONDITION DATA:
  Total assets ............................................ $121,413   $100,304   $ 92,822   $ 87,594   $ 96,571
  Investments, securities purchased under agreements to
   resell, federal funds sold and interest bearing deposits   44,568     30,811     30,327     29,634     42,453
  Total loans .............................................   72,536     64,701     58,569     54,453     49,349
  Allowance for possible loan losses ......................    1,942      1,828      2,257      2,300      1,414
  Total deposits ..........................................   93,876     89,591     83,184     78,535     86,695
  Securities sold under agreements to repurchase ..........   10,778         --         --         --         --
  Senior debenture ........................................    2,894      2,845      2,736      2,557      2,390
  Total stockholders' equity ..............................   12,560      7,192      6,559      6,124      5,621
STATEMENT OF INCOME DATA:
  Interest income .........................................    8,867      7,732      6,794      6,624      6,510
  Interest expense ........................................    4,214      3,669      2,629      2,803      2,955
                                                             -------    -------    -------    -------    -------
  Net interest income .....................................    4,653      4,063      4,165      3,821      3,555
  Provision for possible loan losses ......................      455        675        555        545        630
                                                             -------    -------    -------    -------    -------
  Net interest income after provision for possible
   loan losses ............................................    4,198      3,388      3,610      3,276      2,925
  Noninterest income ......................................      536        474        390        409        477
  Noninterest expense .....................................    3,177      3,093      2,989      2,805      2,956
  Income taxes ............................................      513        251        399        330        177
                                                             -------    -------    -------    -------    -------
  Net income .............................................. $  1,044   $    518   $    612   $    550   $    269
                                                             =======    =======    =======    =======    =======
PER SHARE DATA:
  Net income .............................................. $   0.98   $   0.71   $   0.84   $   0.76   $   0.37
  Book value ..............................................     9.89      10.35       9.60       8.96       8.23
  Cash dividends declared .................................     0.12       0.11       0.09       0.07       0.06
  Dividend payout ratio ...................................    12.83%     14.51%     10.05%      8.69%     15.26%
  Weighted average common and common stock
   equivalent shares outstanding ..........................1,059,963    728,708    727,573    726,459    724,974
OPERATING RATIO DATA:
  Return on average total assets ..........................     0.96%      0.54%      0.68%      0.61%      0.30%
  Return on average stockholders' equity ..................    10.02       7.45       9.60       9.30       4.83
  Net interest margin .....................................     4.46       4.43       4.82       4.38       4.32
  Loans to deposits ratio .................................    77.27      72.22      70.41      69.34      56.92
  Leverage capital ratio ..................................    10.32       6.87       7.01       6.81       5.74
ASSET QUALITY RATIOS:
  Nonperforming assets to total assets ....................     0.91%      2.00%      1.58%      2.34%      1.13%
  Nonperforming loans to total loans ......................     0.58       0.83       0.89       0.98       1.55
  Net loan charge-offs to average loans(1) ................     0.19       1.01       0.97       1.11       1.73
  Allowance for possible loan losses to total loans(1) ....     1.78       1.47       1.50       1.54       1.71
  Allowance for possible loan losses to nonperforming
   loans(1) ...............................................   280.35     160.63     146.76     132.46     94.12

---------
(1) Ratios are exclusive of acquired loans, acquired reserve for loan losses, and activity in the acquired reserve for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    First Financial Corp. is a bank holding company that was organized under Rhode Island law in 1980 for the purposes of owning all of the outstanding capital stock of First Bank and Trust Company ("Bank") and providing greater flexibility in helping the Bank achieve its business objectives. The Bank is a Rhode Island chartered commercial bank that was originally chartered and opened for business on February 14, 1972. The Bank provides a broad range of lending and deposit products primarily to individuals and small businesses ($10 million or less in total revenues). Although the Bank has full commercial banking and trust powers, it has not exercised its trust powers and does not, at the current time, provide asset management or trust administration services. The Bank's deposits are insured by the FDIC up to applicable limits.

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

    The results of operations of First Financial Corp. and its wholly-owned subsidiary, First Bank and Trust Company ("Company"), depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to other real estate owned (OREO) and to the administration of non-performing and other classified assets.

    The Company reported net income for 1996 of $1,043,677, as compared to $517,777 for 1995, or an increase of 101.6%. Earnings per share amounted to $.98 per share for 1996, based on 1,059,963 weighted average shares outstanding, as compared to $.71 per share for 1995, based on 728,708 weighted average shares outstanding. Also, in 1996, the Company's return on average assets (ROA) improved to .96% from .54% in 1995. The Company's return on average equity (ROE) also improved to 10.02% in 1996, from 7.45% in 1995. The improvement in net income is primarily the result of an increase in net interest income, a reduction in the provision for possible loan losses, and an increase in noninterest income, all of which were offset somewhat by an increase in noninterest expense and provision for income taxes. In general, the Company's improvement in earnings is attributable to its ability to: (i) increase interest-earning assets funded from the net proceeds of the public offering, along with deposits and other borrowings; (ii) increase loan originations; (iii) improve net interest margins; and (iv) improve asset quality.

    During 1996, the Company completed a public offering of its common stock and issued 550,000 shares while increasing stockholders' equity by $4.5 million. The increased capital allowed the Company to grow its balance sheet without impairing its capital position. Total assets increased $21.1 million or 21.0% to $121.4 million at the end of 1996. This growth occurred through a $4.3 million, or 4.8% increase in deposits, to $93.9 million; a $10.8 million increase in securities sold under agreements to repurchase; the $4.5 million in net proceeds from the public offering; and nearly $.9 million in net income, less common stock dividends.

RESULTS OF OPERATIONS

Net Interest Income

    Net interest income, the difference between interest income and interest expense, is the single largest contributor to the Company's results of operations. In 1996, net interest income rose $589,911, or 14.5%, to $4,653,258 from $4,063,347 in 1995. The primary reason for this increase was due to an increase in average interest-earning assets of $12.5 million, or 13.6% and a slight increase in average net interest spread to 3.62% in 1996, as compared to 3.59% in 1995. The increase in average earning assets was funded largely from the net proceeds of the public offering, deposit growth and other borrowings. Increases in average stockholders' equity, offset somewhat by a decrease in average noninterest-bearing deposits, coupled with a relatively flat average net interest spread accounted for the 3 basis point increase in average net interest margin to 4.46% in 1996.

    Interest income totalled $8,867,483 in 1996, an increase of $1,135,464, or 14.7% over the prior year. The $12.5 million increase in average interest-earning assets was primarily responsible for the improvement in interest income. During 1996, loan demand was solid and the composition of average interest-earning assets between loans and investments remained relatively constant from 1995 to 1996. The interest rate environment also remained relatively flat, resulting in an 8 basis point increase in average earning asset yield to 8.51% in 1996 from 8.43% in 1995. During 1996, the Company realized $47,000 in cash basis interest income from a loan which was nonaccruing at the end of 1995. Without this transaction, the average earning asset yield and net interest margin for 1996 would have been 5 basis points lower, or 8.46% and 4.41%, respectively.

    Interest expense amounted to $4,214,225 in 1996, an increase of $545,553, or 14.9% over the $3,668,672 reported in 1995. The increase was attributable to a $10.3 million increase in average interest-bearing liabilities and a 5 basis point increase in average cost of funds. During 1996, average interest-bearing demand and NOW, savings, and money market deposits decreased $3.4 million while higher cost average time deposits increased $10.6 million. Also, higher cost securities sold under agreements to repurchase increased on average by $3.1 million. Despite the impact of a declining short term interest rate environment, the shifting of existing core savings deposits into higher cost time deposits along with gathering new deposits into higher cost time deposits accounted for the increase in average cost of funds to 4.89% in 1996 from 4.84% in 1995.

    In the latter part of 1996, the Company entered into a series of contracts to sell securities under agreements to repurchase. The proceeds from these agreements were used to purchase $10,490,000 of mortgage backed securities with a yield of 7.93%, at an average borrowing cost of 6.03%. The purpose of this transaction was to leverage the Company's capital position with the intent to ultimately increase the Company's return on stockholders' equity. Although the transaction added nearly $60,000 to net interest income in 1996, the spreads from this sole transaction were narrower than from the Company's other investing and financing activities. Consequently, the net interest spread and net interest margin would have been 3.67% and 4.53%, respectively, without this single transaction.



    The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances. Loans are net of unearned discount. Non-accrual loans are included in the average balances used in calculating this table.

                    AVERAGE BALANCES AND INTEREST RATES
                          (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------------------------------
                                                      1996                           1995                           1994
                                          ----------------------------   ----------------------------   ------------------
                                                    INTEREST   AVERAGE             INTEREST   AVERAGE             INTEREST   AVERAGE
                                          AVERAGE    INCOME/    YIELD/   AVERAGE    INCOME/    YIELD/    AVERAGE   INCOME/    YIELD/
                                          BALANCE    EXPENSE     RATE    BALANCE    EXPENSE     RATE     BALANCE   EXPENSE     RATE
                                          -------    -------   -------   -------    -------   -------    -------   -------   -------
INTEREST-EARNING ASSETS:
  Loans .................................$ 68,437    $6,739      9.85%   $61,043    $5,994      9.82%    $56,812    $5,514     9.70%
  Investment securities taxable -- AFS ..  18,180     1,165      6.41     13,575       758      5.58      14,633       621     4.24
  Investment securities taxable -- HTM ..  13,828       772      5.58     14,357       831      5.79      10,672       487     4.56
  Securities purchased under agreements
   to resell ............................   3,456       173      5.01      2,796       149      5.33       4,348       172     3.96
  Federal Home Loan Bank stock ..........     348        18      5.17         --        --        --          --        --
                                          -------   -------   -------    -------   -------   -------     -------   -------   ------
TOTAL INTEREST-EARNING ASSETS ........... 104,249     8,867      8.51     91,771     7,732      8.43      86,465     6,794     7.86
                                                    -------   -------              -------   -------               -------   ------
NONINTEREST-EARNING ASSETS:
  Cash and due from banks ...............   1,886                          2,073                           2,628
  Premises and equipment ................   1,739                          1,810                           1,553
  Other real estate owned ...............   1,077                          1,206                           1,101
  Allowance for possible loan losses ....  (1,847)                        (2,086)                         (2,205)
  Other assets ..........................   1,101                            875                             700
                                          -------                        -------                         -------
TOTAL NONINTEREST-EARNING ASSETS ........   3,956                          3,878                           3,777
                                          -------                        -------                         -------
TOTAL ASSETS ............................$108,205                        $95,649                         $90,242
                                          =======                        =======                         =======
INTEREST-BEARING LIABILITIES:
  Deposits:
   Interest-bearing demand and NOW
     deposits ...........................$  2,550        50      1.96    $ 2,642        56      2.12     $ 2,877        63     2.19
   Savings deposits .....................  19,295       513      2.66     22,216       582      2.62      27,741       734     2.65
   Money market deposits ................   1,659        40      2.41      2,149        55      2.56       2,473        66     2.67
   Time deposits ........................  56,655     3,164      5.59     46,008     2,736      5.95      34,677     1,587     4.58
  Securities sold under agreements to
   repurchase ...........................   3,067       185      6.03         --        --        --          --        --       --
  Senior debenture ......................   2,894       262      9.05      2,818       240      8.52       2,644       179     6.77
                                          -------   -------   -------    -------   -------   -------     -------   -------   ------
TOTAL INTEREST-BEARING LIABILITIES ......  86,120     4,214      4.89     75,833     3,669      4.84      70,412     2,629     3.73

NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits ..........  10,965                         12,397                          12,791
  Other liabilities .....................     700                            473                             668
                                          -------                        -------                         -------
TOTAL NONINTEREST-BEARING LIABILITIES ...  11,665                         12,870                          13,459
STOCKHOLDERS' EQUITY ....................  10,420                          6,946                           6,371
                                          -------                        -------                         -------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY ................................$108,205                        $95,649                         $90,242
                                          =======                        =======                         =======
NET INTEREST INCOME .....................           $ 4,653                         $ 4,063                        $ 4,165
                                                    =======                         =======                        =======
NET INTEREST SPREAD .....................                        3.62%                          3.59%                          4.13%
                                                                 ====                           ====                         ======
NET INTEREST MARGIN .....................                        4.46%                          4.43%                          4.82%
                                                                 ====                           ====                         ======


         The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to: (i) changes in volume (changes in volume multiplied by prior rate); and (ii) changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume have been allocated to volume variances throughout this table. Loans are net of unearned discount. Non-accrual loans are included in the average balances used in calculating this table.

                RATE/VOLUME ANALYSIS OF NET INTEREST INCOME
                          (DOLLARS IN THOUSANDS)


                                                    YEAR ENDED                   YEAR ENDED                   YEAR ENDED
                                                 DECEMBER 31, 1996            DECEMBER 31, 1995            DECEMBER 31, 1994
                                                   COMPARED WITH                COMPARED WITH                COMPARED WITH
                                                 DECEMBER 31, 1995            DECEMBER 31, 1994            DECEMBER 31, 1993
                                            --------------------------   --------------------------   --------------------------
                                            INCREASE (DECREASE) DUE TO   INCREASE (DECREASE) DUE TO   INCREASE (DECREASE) DUE TO
                                            --------------------------   --------------------------   --------------------------
                                             VOLUME    RATE     TOTAL     VOLUME    RATE     TOTAL     VOLUME     RATE     TOTAL
                                            --------  ------   -------   --------
INTEREST-EARNING ASSETS:
  Loans                                      $  727    $  18   $   745   $  412    $  68    $   480    $  509   $ (294)   $  215
  Investment securities taxable -- AFS          294      113       407      (59)     196        137       621       (1)      620
  Investment securities taxable -- HTM          (29)     (30)      (59)     213      131        344      (649)     140      (509)
  Securities purchased under agreements to
   resell, and other                             50       (8)       42      (82)      59        (23)     (254)      98      (156)
                                             ------    -----   -------   ------    -----    -------    ------   ------    ------
TOTAL INTEREST-EARNING ASSETS                $1,042    $  93   $ 1,135   $  484    $ 454    $   938    $  227   $  (57)   $  170
                                             ======    =====   =======   ======    =====    =======    =======  ======    ======
INTEREST-BEARING LIABILITIES:
  Interest-bearing demand and NOW deposits   $   (2)   $  (4)  $    (6)  $   (5)   $  (2)   $    (7)   $    3   $   (1)   $    2
  Savings deposits                              (78)       9       (69)    (144)      (8)      (152)       (5)     (53)      (58)
  Money market deposits                         (12)      (3)      (15)      (8)      (3)       (11)        3       (1)        2
  Time deposits                                 594     (166)      428      674      475      1,149        20     (137)     (117)
  Securities sold under agreements to
   repurchase                                   185       --       185       --       --         --       (14)      --       (14)
  Senior debenture                                7       15        22       15       46         61        12       (1)       11
                                             ------    -----   -------   ------    -----    -------    ------   ------    ------
TOTAL INTEREST-BEARING LIABILITIES           $  694    $(149)  $   545   $  532    $ 508    $ 1,040    $   19   $(193)    $(174)
                                             ======    =====   =======   ======    =====    =======    =======  ======    ======
NET CHANGE IN NET INTEREST INCOME            $  348    $ 242   $   590   $  (48)   $ (54)   $  (102)   $  208   $  136    $  344
                                             ======    =====   =======   ======    =====    =======    =======  ======    ======



Provision for Possible Loan Losses

    The provision for possible loan losses was $455,000 in 1996, compared to $675,000 in 1995. The reduction in the provision was primarily the result of fewer net charge-offs during 1996, thus eliminating the necessity to replenish the reserve for net charge-offs, which was the case in 1995. Due to the overall improvement in asset quality, net charge- offs amounted to $117,076 in 1996, compared to $577,413 in 1995. The 1996 provision for possible loan losses was used primarily to allow for the overall growth of the Company's loan portfolio.

Noninterest Income

    The following table identifies the major sources of noninterest income.

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                        1996             1995              1994
                                        ----             ----              ----
                                                (DOLLARS IN THOUSANDS)
Service charges and fees on
  deposit accounts                      $307             $285             $256
Safe deposit box rental                   26               25               25
Other service fees                        37               37               56
Gain on sale of securities                56               --               --
Gain on sale of loans                     69               94               29
Loan servicing fee                        20               15               --
Other                                     21               18               24
                                        ----             ----             ----
                                        $536             $474             $390
                                        ====             ====             ====


    Noninterest income increased $62,425 in 1996, to $536,283 from $473,858 in 1995. This increase was primarily due to a $56,105 gain on sale of securities. Generally, the Company's intention is not to sell securities prior to maturity. However, in order to utilize a capital loss tax carryforward, which was scheduled to expire at the end of 1996, a security was sold and the tax carryforward was utilized.

    Service charges and fees on deposit accounts increased $21,647, or 7.6%, to $307,060 primarily as a result of more stringent imposition of fees, revisions to the fee schedule of various deposit products and, growth in the Company's total deposits. The gain on sale of the guaranteed portion of SBA loans decreased $25,065 in 1996 largely due to the increased competition in this business market.

Noninterest Expense

    The following table identifies the major components of noninterest expense for the respective periods presented:

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                        1996             1995             1994
                                        ----             ----             ----
                                                (DOLLARS IN THOUSANDS)
Salaries and employee
  benefits                             $1,654           $1,566           $1,554
Occupancy expense                         364              337              342
Equipment expense                         200              196              175
OREO (gains) losses, write-
  downs, and carrying costs,
  net                                      68              188               44
Other operating expenses:
  FDIC insurance premium                    2               95              177
  Computer service                        162              151              130
  Regulatory examination
   fees                                     5               15               11
  Legal and professional fees             131               68               55
  Directors' fees                          64               59               54
  Postage                                  48               44               45
  Advertising                             100               45               40
  Office supplies, forms,
   stationery, printing,
   etc.                                   103               78               77
  Miscellaneous                           276              251              284
                                       ------           ------           ------
                                       $3,177           $3,093           $2,988
                                       ======           ======           ======

    Total noninterest expense in 1996 was $3,177,282 as compared to $3,092,911 in 1995, an increase of $84,371, or 2.7%. The largest expense items accounting for this increase were the $88,000 increase in salaries and employee benefits; the $63,000 increase in legal and professional fees and; the $55,000 increase in advertising costs. These increases were offset by a $120,000 decrease in OREO carrying and disposition costs and a $93,000 decrease in FDIC insurance premiums.

    Salaries and employee benefits increased $88,000, or 5.6% in 1996. This increase reflected a general pay adjustment for nearly all employees, and higher payroll taxes, health insurance and retirement benefit costs. The increase was offset somewhat by an increase in deferred loan origination costs and a decrease in full time equivalent staffing from 43 at the beginning of the year to 40 at the end of 1996. OREO carrying and disposition costs declined $120,000, or 64% solely as a result of a decrease in the OREO portfolio which declined nearly $795,000, or 54%. In 1996, the Company's FDIC insurance assessment decreased $93,000. Effective January 1, 1996 the Bank's annual FDIC insurance assessment was reduced to the minimum statutory requirement. The Bank qualified for this rate on the basis of its strong capital position and supervisory evaluation. Legal and professional fees rose $63,000, or 92.6% in 1996. This increase was attributable to fees typically incurred in connection with reporting requirements applicable to public companies, along with professional fees associated with an assessment and evaluation of the Company's voice and data processing and communications systems. Other increases or decreases in general and administrative expenses, including advertising, were largely due to the Company's increased item processing, greater efficiency and productivity, and decisions to increase or curtail discretionary programs, projects and spending.

Income Taxes

    Income tax expense amounted to $513,582 in 1996, or an effective tax rate of 32.7%. The effective rate in 1995 was 33.0%. The Company's combined federal and state (net of federal benefit) statutory income tax rate was 39.94% in 1996 and 39.28% in 1995. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the utilization of a capital loss carryforward in 1996 and, the exclusion from state taxable income interest income on U.S. Treasury obligations and certain government agency debt securities in 1996 and 1995. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.



FINANCIAL CONDITION

Total Assets

    The Company's total assets increased $21.1 million, or 21.0%, from $100.3 at December 31, 1995, to $121.4 million at December 31, 1996. The increase in total assets primarily occurred within the Company's investment securities portfolio which grew $12.4 million and its loan portfolio which increased $7.8 million. The remainder of the increase took place within cash, cash equivalents and loans held for sale of $1.7 million, and offset by a decline of $.8 million in the foreclosed real estate (OREO) portfolio. The primary funding sources for the rise in total assets were: (i) $10.8 million in securities sold under agreements to repurchase; (ii) $4.3 million increase in total deposits; (iii) $4.5 million in net proceeds from the public offering; (iv) nearly $.9 million in net income, less dividends paid; and (v) $.6 million increase in accrued expenses and other liabilities.

Investment Securities

    The Company's total investment securities portfolio increased $12.4 million to $42.2 million at December 31, 1996, from $29.8 million at December 31, 1995. In September 1996, the Company borrowed $10.8 million through the sale of securities under agreements to repurchase. Simultaneously, the Company purchased $10.5 million of Government National Mortgage Association (GNMA), 30 year, 8.50% coupon, mortgage backed securities (MBS) at a premium of nearly $300,000. This sole transaction is the major reason for the increase in investment securities. The purchased premium is amortized using a level yield method of 7.93%. At the time of purchase, the MBS had an estimated average life of 8.1 years. The $10.8 million borrowing had staggered maturities extending to September 1999 at a weighted average interest rate of 5.90%.

    At December 31, 1996, securities which were classified as held-to-maturity were carried at amortized cost of $13,780,519, with a market value of $13,747,464. Securities classified as available-for- sale were carried at market value of $28,411,326, with an amortized cost of $28,354,439. At December 31, 1996, government agency debt securities and collateralized mortgage obligations were classified as held-to-maturity which is consistent with the Bank's intent and ability. The available-for-sale segment of investment securities was comprised of U.S. Treasury securities, government agency discount notes and mortgage backed securities.

    The  securities  in which the Company  may invest are subject to  regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Company has an internal investment policy which restricts investments to: (i) United States treasury securities;
(ii) obligations of United States government agencies and corporations; (iii) collateralized mortgage obligations, including securities issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA), and the Federal Home Loan Mortgage Corporation (FHLMC); (iv) securities of states and political subdivisions; (v) corporate debt, all of which must be considered investment grade by a recognized rating service; and
(vi) corporate stock. In addition to achieving a rate of return which is consistent with the overall risk profile of the investment portfolio, the Company views the immediate purpose of its investment securities as a ready source of liquidity and as a management tool against interest rate risk embedded within the Company's balance sheet. Generally, the Company invests in fixed rate government and agency obligations with a maturity not to exceed two years. Single index floating rate or step-up securities generally have final maturities which do not exceed five years at time of purchase. Consequently, the Company's exposure to significant market swings is somewhat controlled. At December 31, 1996, the Company's investment securities had net unrealized gains of $23,832 as compared to net unrealized gains of $47,188 at December 31, 1995.

    During 1996, the Company sold an investment security which was classified as available-for-sale at a gain of $56,105 in order to utilize a capital loss tax carryforward which was scheduled to expire at the end of 1996. Nonetheless, despite this sales transaction and the segmentation of its securities portfolio, the Company anticipates that it will hold all securities for their intended purpose.

Loans

    The Company lends primarily to individuals and small businesses, including partnerships, professional corporations and associations, and limited liability companies. Loans made by the Company to individuals include owner-occupied residential mortgage loans, unsecured and secured personal lines of credit, home equity loans, mortgage loans on investment (generally non-owner occupied 1-4 family) and vacation properties, installment loans, student loans, and overdraft line of credit protec-



tion. Loans made by the Company to businesses include typical asset-based loans, commercial real estate loans (loans to individuals secured by residential property of 5 units or more are considered commercial real estate loans) and lines of credit.

    Within the commercial real estate portfolio, a loan may be secured by real estate although the purpose of the loan is not to finance the purchase or development of real estate nor is the principal source of repayment the sale or operation of the real estate collateral. The Company will often secure commercial loans for working capital or equipment financing with real estate together with equipment and other assets. The Company characterizes such loans as "commercial real estate," consistent with regulatory requirements. Generally, the Company lends only to borrowers located in Rhode Island or nearby Southeastern Massachusetts or Connecticut. Occasionally, the Company will lend to a borrower in its market area where collateral securing obligations is vacation property located outside the market area.

    Total loans, net of unearned discount, amounted to $72.5 million at December 31, 1996, up $7.8 million, or 12.1%, from $64.7 million at the end of 1995. The increase in total loans was predominately in the commercial and commercial real estate portfolio, which grew $9.3 million, while residential real estate, home equity lines of credit and consumer loans declined $1.5 million. At December 31, 1996, total loans represented 59.7% of total assets and 77.2% of total deposits compared to 64.5% and 72.2%, respectively, at the end of 1995.

                                                                 AT DECEMBER 31,
                                             --------------------------------------------------------
                                                   1996                1995                1994
                                             ----------------    ----------------    ----------------
                                             AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                             ------   -------    ------   -------    ------   -------
                                                              (DOLLARS IN THOUSANDS)
Commercial                                  $ 5,075      7.0%   $ 3,549      5.5%   $ 3,935      6.7%
Commercial real estate                       40,226     55.4     32,413     50.0     25,094     42.8
Residential real estate                      22,978     31.6     23,658     36.5     24,284     41.4
Home equity lines of credit                   3,088      4.3      3,672      5.7      4,110      7.0
Consumer                                      1,236      1.7      1,497      2.3      1,227      2.1
                                            -------    -----    -------    -----    -------    -----
                                             72,603              64,789              58,650
Unearned discount                                67                  88                  81
Allowance for possible loan losses            1,942               1,828               2,257
                                            -------             -------             -------
Net loans                                   $70,594    100.0%   $62,873    100.0%   $56,312    100.0%
                                            =======    =====    =======    =====    =======    =====

    In 1996, the Company encountered strong loan demand from small businesses. The Company believes a primary reason for this increased demand was the frustration of small business borrowers with the number and magnitude of mergers, consolidations and down-sizing within the banking industry which in turn led such borrowers to seek banking relationships with banks which were responsive to their needs. The increase in commercial and commercial real estate loans reflected the Company's renewed emphasis on: (i) small business lending;
(ii) obtaining loan guarantees from the SBA; and (iii) cash-flow analysis and an overall assessment of the borrower's financial strength and ability to repay with a secondary view towards collateral values.

    The Bank offers a full range of consumer lending products including residential mortgages and home equity lines of credit, new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from mortgage and consumer finance companies.

Non-Performing Assets

    Non-performing assets include non-performing loans and other real estate owned (OREO). The non- performing loans category includes loans on which the accrual of interest is discontinued when the collectibility of principal or interest is in doubt, or when payments of principal or interest have become 90 days past due and have arrearages that have not been eliminated. In certain instances, non-performing loans may also include loans that have become 90 days past due but remain on accrual status because the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings. In addition to the preceding two categories, the Company may, under appropriate circumstances, restruc-



ture loans as a concession to a borrower. At December 31, 1996, 1995, and 1994 no troubled debt restructurings were included in the Company's loan portfolio.

    The following table sets forth information regarding non-performing assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the loans and allowance for possible loan losses acquired in the Chariho-Exeter Credit Union Acquisition.

                                                     DECEMBER 31,
                                        ---------------------------------------
                                        1996             1995              1994
                                        ----             ----              ----
                                                (DOLLARS IN THOUSANDS)
Loans past due 90 days or more
  but not included in non-
  accrual loans                        $   --           $   17            $   --
Non-accrual loans                         428              519               521
                                       ------           ------            ------
Total non-performing loans                428              536               521
Other real estate owned                   676            1,470               945
                                       ------           ------            ------
Total non-performing assets            $1,104           $2,006            $1,466
                                       ------           ------            ------
Delinquent loans 30-89 days
  past due                             $  196           $  266            $1,314
                                       ======           =======           ======
Non-performing loans as a
  percent of gross loans                 0.64%            0.91%             1.02%
Non-performing assets as a
  percent of total assets                0.95%            2.11%             1.69%
Delinquent loans 30-89 days
  past due as a percent of gross
  loans                                  0.29%            0.45%             2.58%

Allowance for Possible Loan Losses

    The allowance for possible loan losses is established through provisions charged against income. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among the factors are: (i) the risk characteristics of the loan portfolio generally; (ii) the quality of specific loans; (iii) the level of non-accruing loans; (iv) current economic conditions;
(v) trends in delinquencies and prior charge-offs; and (vi) the value of the underlying collateral. Ultimate loan losses may vary significantly from current estimates. The Company reviews non-performing and performing loans to ascertain whether any impairment exists within the loan portfolio. The Company evaluates these problem loans and estimates the potential loss exposure when assessing the adequacy of the allowance for possible loan losses. Because the allowance for possible loan losses is based on various estimates and includes a high degree of judgment, subsequent changes in general economic conditions and the economic prospects of the borrowers may require changes in those estimates.



    The following table is an analysis of the Allowance for Possible Loan Losses over the last three years. This table excludes the acquired loans and related allowance.

                                                                                 YEARS ENDED DECEMBER 31,
                                                                                 ------------------------
                                                                                 1996      1995      1994
                                                                                 ----      ----      ----
                                                                                  (DOLLARS IN THOUSANDS)
AVERAGE LOANS OUTSTANDING                                                      $62,846    $57,048   $51,250
                                                                               =======    =======   =======
ALLOWANCE FOR POSSIBLE LOAN LOSSES AT BEGINNING OF YEAR                        $   862    $   764   $   704
CHARGED-OFF LOANS:

   Commercial                                                                        8         48        23
   Commercial Real Estate:
       Non-owner occupied 1-4 family                                                18         47        51
       Non-owner occupied multi-family                                              30        411       525
       Commercial                                                                   --        158        21
   Residential Real Estate:
       Owner occupied 1-4 family                                                    22         --        --
       Non-owner occupied 1-4 family                                                36         35        --
   Home Equity Lines of Credit                                                      --          5        --
   Consumer                                                                         23         11         5
                                                                               -------    -------   -------

          Total charged-off loans                                                  137        715       625
                                                                               -------    -------   -------
RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF:
   Commercial                                                                        5         44        94
   Commercial Real Estate:
       Non-owner occupied 1-4 family                                                --         --        --
       Non-owner occupied multi-family                                              --         67        --
       Commercial                                                                    3         19        --
   Residential Real Estate:
       Owner occupied 1-4 family                                                    --         --        25
       Non-owner occupied 1-4 family                                                --         --        --
   Home Equity Lines of Credit                                                      --         --        --
   Consumer                                                                         12          8        11
                                                                               -------    -------   -------
          Total recoveries                                                          20        138       130
                                                                               -------    -------   -------
NET LOANS CHARGED-OFF                                                              117        577       495
PROVISION FOR POSSIBLE LOAN LOSSES                                                 455        675       555
                                                                               -------    -------   -------
ALLOWANCE FOR POSSIBLE LOAN LOSSES AT END OF YEAR                              $ 1,200    $   862   $   764
                                                                               =======    =======   =======
Net loans charged-off to average loans                                            0.19%      1.01%     0.97%
Allowance for possible loan losses to gross loans at end of year                  1.78       1.47      1.50
Allowance for possible loan losses to non-performing loans                      280.35     160.63    146.76
Net loans charged-off to allowance for possible loan losses at beginning of
  year                                                                           13.57      75.52     70.31
Recoveries to charge-offs                                                        14.60      19.30     20.80



    The following table summarizes the gross activity in OREO during the periods indicated:


                                               YEARS ENDED DECEMBER 31,
                                        --------------------------------------
                                        1996             1995             1994
                                        ----             ----             ----
                                                (DOLLARS IN THOUSANDS)
   Balance at beginning of
     year                              $1,470           $  945           $ 1,522
   Property acquired                      183            1,257               501
   Sales and other adjust-
     ments                               (927)            (607)           (1,033)
   Write-downs (charged to
     operations)                          (50)            (125)              (45)
                                       ------           ------           -------
   Balance at end of year              $  676           $1,470           $   945
                                       ======           ======           =======
The balance of OREO at
  December 31, 1996 consisted of:
   Land development                    $  216
   1-4 Family residential
     real estate                          142
   Multi-Family (5 or more)
     residential properties                --
   Commercial real estate                 318
                                       ------
                                       $  676
                                       ======


Deposits and Borrowings

    The Company devotes considerable time and resources to gathering deposits through its retail branch network system. Total deposits increased $4.3 million, or 4.8%, to $93.9 million at December 31, 1996, from $89.6 million at the end of 1995. The preponderance of growth of deposits consisted of six month and one year time deposits and, to a lesser extent, within the Company's variable rate certificate of deposit product. This deposit product, with terms of 18 or 36 months, is subject to repricing on a quarterly basis and is indexed to the three month yield on U.S. Treasury bills. At the end of 1996, the variable rate certificate of deposit amounted to $24.4 million, of which $19.2 million was scheduled to mature in one year.

    Along with its deposit gathering efforts, the Company relied on borrowing from securities sold under agreements to repurchase to leverage its capital. At December 31, 1996, securities sold under agreements to repurchase amounted to $10.8 million. The Company did not have similar arrangements at the end of 1995.

Asset/Liability Management

    The principal objective of the Company's asset and liability management is to minimize interest rate risk on net interest income and stockholders' equity. This objective is accomplished by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/ Liability Management Committee which includes members of the Company's senior management and two members of the Company's Board. The Asset/Liability Management Committee is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the Company's sources, uses and pricing of funds.

    The effect of interest rate changes on assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

    The Company has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets where such investment, in management's opinion, exposed the Company to undue interest rate risk. However, the Company does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree where it considers it both appropriate and prudent to do so. In managing its interest rate risk exposure, the Company does not engage in any off-balance sheet hedging or speculative activities. Other than fixed rate loan commitments, the Company is prohibited, by internal policy, from engaging in the use of off- balance sheet financial instruments.



    There are a number of relevant time periods in which to measure the Company's gap position, such as at the 3, 6, and 12 month points and beyond in the maturity schedule. Management tends to focus most closely on the gap up to the one year point in making its principal funding and investing decisions.

    The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1996:


                                                     WITHIN   OVER THREE    OVER ONE     OVER FIVE
                                                     THREE     TO TWELVE     YEAR TO     YEARS TO    OVER TEN
                                                     MONTHS     MONTHS     FIVE YEARS    TEN YEARS    YEARS      TOTAL
                                                     ------     ------     ----------    ---------    -----      -----
                                                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Securities purchased under agreements to resell,
     and other                                      $ 2,724    $     --      $    --      $    --    $    --    $  2,724
   Investment securities                             11,873      11,082       14,832        2,580      1,825      42,192
   Loans                                             21,271       9,319       33,736        8,370         --      72,696
                                                    -------    --------      -------      -------    -------    --------
Total interest-earning assets                        35,868      20,401       48,568       10,950      1,825     117,612
INTEREST-BEARING LIABILITIES:
   Money Market accounts                                270         785          512           --         --       1,567
   Savings deposits and NOW accounts                  1,745       5,394       14,044           --         --      21,183
   Time deposits                                     34,905      19,622        5,329           --         --      59,856
   Securities sold under agreements to repurchase     5,778          --        5,000           --         --      10,778
   Senior debenture                                      --       2,894           --           --         --       2,894
                                                    -------    --------      -------      -------    -------    --------
Total interest-bearing liabilities                   42,698      28,695       24,885           --         --      96,278
                                                    -------    --------      -------      -------    -------    --------
NET INTEREST SENSITIVITY GAP                        $(6,830)   $ (8,294)     $23,683      $10,950    $ 1,825    $ 21,334
                                                    =======    ========      =======      =======    =======    ========
CUMULATIVE GAP                                      $(6,830)   $(15,124)     $ 8,559      $19,509    $21,334    $ 21,334
                                                    =======    ========      =======      =======    =======    ========

NET INTEREST SENSITIVITY GAP AS A PERCENT OF TOTAL
  ASSETS                                              (5.63)%     (6.83)%      19.51%        9.02%      1.50%      17.57%
CUMULATIVE GAP AS A PERCENT OF TOTAL ASSETS           (5.63)%    (12.46)%       7.05%       16.07%     17.57%      17.57%


    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table.

Liquidity

    Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers and to earning enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loan repayments, securities sold under agreement to repurchase, maturity of investment securities and sales of securities from the available-for-sale portfolio. These sources fund the Bank's lending and investment activities.

    At December 31, 1996, cash and due from banks, securities purchased under agreements to resell, and short-term investments (maturing within one year) amounted to $18.5 million, or 15.2% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term borrowings of nearly $7.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At December 31, 1996, the Company held state and municipal demand deposits of $1.1 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

Capital Resources

    Total stockholders' equity of the Company at December 31, 1996 was $12.6 million, as compared to $7.2 million at December 31, 1995. The increase of $5.4 million primarily resulted from the $4.5 million in net proceeds of the public offering and nearly $.9 million in net income, less dividends declared.

    The Bank is subject to the leverage and risk- based capital ratio requirements of the FDIC. The Bank is deemed to be "well capitalized" by the FDIC and is classified as such for FDIC insurance- assessment purposes. At December 31, 1996, the Bank's Leverage Capital Ratio was 9.85%, as compared to 10.17% at December 31, 1995. The FDIC's minimum Leverage Capital Ratio for "adequately capitalized" financial institutions is 3%, although this minimum leverage ratio applies only to certain of the most highly-rated banks. Other institutions are subject to higher requirements.

    The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I Risk-Based Capital Ratio of 14.71% and a Total Risk-Based Capital Ratio of 15.96% at December 31, 1996, as compared to a Tier I Risk-Based Capital Ratio of 15.02% and a Total Risk-Based Capital Ratio of 16.26% at December 31, 1995. The minimum risk-based Tier I and Total Capital Ratios at each of these dates were 4.0% and 8.0%, respectively.

    The capital structure of the Company is subject to the capital ratio requirements of the Federal Reserve Bank, which happens to be the same requirements which FDIC imposes on the Bank.

    At December 31, 1996, the Company's Leverage Capital Ratio was 10.32%, as compared to 6.87% at December 31, 1995. The Company's Tier I Risk-Based Capital Ratio was 15.78% and its Total Risk-Based Capital Ratio was 17.03% at December 31, 1996, and 10.20% and 11.46%, respectively, at December 31, 1995.

COMPARISON OF 1995 WITH 1994

    The Company reported net income for 1995 of $517,777, or $.71 per share, a decrease of 15.4% from 1994 net income of $611,901, or $.84 per share. The level of non-performing assets impacted the Company's operating results by necessitating additional provisions to the allowance for possible loan losses, along with carrying and disposition costs associated with OREO. The provision for possible loan losses for 1995 totalled $675,000, as compared to $555,000 for the prior year. Expenses associated with carrying and disposing OREO were $188,000 in 1995 as compared to $44,000 in 1994. Although non- performing loans remained relatively flat at December 31, 1995 and 1994, OREO properties increased during 1995. This increase was primarily the result of the Company's efforts to resolve impaired loans swiftly, with the goal of minimizing loss. The difference between the carrying value of the loans and the value of the underlying collateral was charged to the allowance for possible loan losses. The provisions to the allowance for possible loan losses, reflected as charges against income, were necessary to restore the allowance to a level which the Company believed was necessary to absorb future possible loan losses, if any.

    The Company's provisions to the allowance for possible loan losses and for OREO expenses and losses were related to the economic downturn and decrease in commercial real estate market values from the record highs of the mid-and-late-1980's.

    For the year ended December 31, 1995, the Company's net interest income was $4.1 million, a decrease of $100,000, or 2.4% from $4.2 million for the year ended December 31, 1994. The Company's net interest margin declined to 4.43% for the year ended December 31, 1995, from 4.82% for the year ended December 31, 1994. In its attempt to satisfy an increased loan demand, the Company shifted its earning assets from lower yielding investments to higher yielding loans and increased its loan to deposit ratio from 70.41% to 72.22%. This partially offset the impact on the Company's cost of funds during 1995 of 1994's rising interest rate environment and the shifting of existing core savings deposits and the gathering of new deposits into higher cost time deposits during the year.

Non Interest Income

    Noninterest income increased from $390,000 for the year ended December 31, 1994 to $474,000 for the year ended December 31, 1995. This in-



crease was principally the result of gains on the sale of the guaranteed portion of SBA loans. In 1995, the guaranteed portion of four SBA loans sold by the Company amounted to approximately $1 million. From these sales, the Company recognized a total gain of $94,000 as noninterest income. The Company retained servicing of these loans and recorded servicing fee income of $15,000 in 1995. In 1994, the Bank sold the guaranteed portion of two SBA loans and recognized a gain of $29,000.

NonInterest Expense

    Total noninterest expense for the year ended December 31, 1995 was $3,093,000 as compared to $2,988,000 for the year ended December 31, 1994. Salaries and employee benefits increased $12,000, or .7%, from $1,554,000 for the year ended December 31, 1994 to $1,566,000 for the year ended December 31, 1995. This increase reflected the addition of a commercial loan officer during 1995 together with a general pay adjustment for nearly all employees. The overall increase in salaries and benefits was offset somewhat by an increase in deferred loan origination costs of $69,000 from $72,000 for the year ended December 31, 1994 to $141,000 for the year ended December 31, 1995. This increase in deferred costs was a direct result of an increase in loan originations.

    Equipment  expense  increased  $21,000  from  $175,000  for the  year  ended
December 31, 1994 to $196,000 for the year ended December 31, 1995. This increase was attributable to depreciation charges associated with the purchase in late 1994 of nearly $156,000 of item processing computer equipment.

    OREO losses, write-downs and carrying costs increased $144,000 from $44,000 for the year ended December 31, 1994 to $188,000 for the year ended December 31, 1995. This increase was the result of higher carrying and/or disposition costs associated with a larger OREO portfolio.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of FIRST FINANCIAL CORP.:

    We have audited the accompanying consolidated balance sheets of First Financial Corp. [a Rhode Island corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corp. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                                         /s/ Arthur Andersen

Boston, Massachusetts
January 16, 1997



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                       --------------------
                                                                                       1996            1995
                                                                                       ----            ----
                                                     ASSETS
CASH AND DUE FROM BANKS                                                            $  1,988,713    $   1,866,249
                                                                                   ------------    -------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                       2,376,000        1,035,000
                                                                                   ------------    -------------
LOANS HELD FOR SALE                                                                     160,000               --
                                                                                   ------------    -------------
SECURITIES (Notes 1 and 3):
    Held-to-maturity (market value: $13,747,464 in 1996 and $14,566,501 in 1995)     13,780,519       14,644,165
    Available-for-sale (amortized cost: $28,354,439 in 1996 and $15,006,743 in 1995) 28,411,326       15,131,595
                                                                                   ------------    -------------
    Total investment securities                                                      42,191,845       29,775,760
                                                                                   ------------    -------------
FEDERAL HOME LOAN BANK STOCK                                                            348,100          348,100
                                                                                   ------------    -------------
LOANS (Notes 1, 8 and 10):
    Commercial                                                                        5,074,679        3,549,458
    Commercial real estate                                                           40,225,717       32,412,836
    Residential real estate                                                          22,978,397       23,657,622
    Home equity lines of credit                                                       3,088,134        3,671,892
    Consumer                                                                          1,236,216        1,496,933
                                                                                   ------------    -------------
                                                                                     72,603,143       64,788,741
    Less -- Unearned discount                                                            66,716           88,141
    Allowance for possible loan losses (Notes 4 and 13)                               1,942,457        1,828,040
                                                                                   ------------    -------------
    Net loans                                                                        70,593,970       62,872,560
                                                                                   ------------    -------------
OTHER REAL ESTATE OWNED (Note 1)                                                        675,607        1,470,310
                                                                                   ------------    -------------
PREMISES AND EQUIPMENT, net (Notes 5 and 8)                                           1,645,280        1,816,893
                                                                                   ------------    -------------
OTHER ASSETS                                                                          1,433,485        1,118,950
                                                                                   ------------    -------------
TOTAL ASSETS                                                                       $121,413,000    $ 100,303,822
                                                                                   ============    =============
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
    Demand                                                                         $  11,270,046   $   12,483,433
    Savings and money market accounts                                                22,749,700       24,191,981
    Time deposits (Note 6)                                                           59,856,363       52,915,128
                                                                                   ------------    -------------
    Total deposits                                                                   93,876,109       89,590,542
                                                                                   ------------    -------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note 7)                              10,778,000               --
                                                                                   ------------    -------------
ACCRUED EXPENSES AND OTHER LIABILITIES                                                1,294,594          677,059
                                                                                   ------------    -------------
SENIOR DEBENTURE, net of unamortized discount of $105,604 in 1996 and
   $155,368 in 1995 (Note 13)                                                         2,894,396        2,844,632
                                                                                   ------------    -------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (Notes 2, 3, 12 and 16):
    Common Stock, $1 par value
  Authorized -- 5,000,000 shares
  Issued -- 1,328,041 shares in 1996 and 750,000 shares in 1995                       1,328,041          750,000
    Surplus                                                                           4,431,380          500,000
    Retained earnings                                                                 6,923,308        6,013,638
    Unrealized gain on securities available-for-sale, net of taxes                       34,132           74,911
                                                                                   ------------    -------------
                                                                                     12,716,861        7,338,549
    Less -- Treasury stock, at cost, 66,800 shares                                      146,960          146,960
                                                                                   ------------    -------------
    Total stockholders' equity                                                       12,569,901        7,191,589
                                                                                   ------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $121,413,000    $ 100,303,822
                                                                                   ============    =============

       The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                        CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                YEARS ENDED DECEMBER 31,
                                                                             ------------------------------
                                                                             1996         1995         1994
                                                                             ----         ----         ----
INTEREST INCOME:
   Interest and fees on loans (Note 1)                                    $6,738,492   $ 5,994,034  $5,513,587
   Interest on investment securities --
     U.S. Government and agency obligations                                1,558,517    1,432,729    1,010,386
     Collateralized mortgage obligations                                     134,144      154,783       96,948
     Mortgage backed securities                                              243,994           --           --
     Marketable equity securities and other                                   19,503        1,320        1,020
     Interest on cash equivalents (Note 1)                                   172,833      149,153      171,650
                                                                          ----------   ----------   ----------
       Total interest income                                               8,867,483    7,732,019    6,793,591
                                                                          ----------   ----------   ----------
INTEREST EXPENSE:
   Interest on deposits                                                    3,766,620    3,429,019    2,449,860
   Interest on reverse repurchase agreements                                 185,291           --           --
   Interest on debenture (Note 13)                                           262,314      239,653      178,976
                                                                          ----------   ----------   ----------
       Total interest expense                                              4,214,225    3,668,672    2,628,836
                                                                          ----------   ----------   ----------
       Net interest income                                                 4,653,258    4,063,347    4,164,755
PROVISION FOR POSSIBLE LOAN LOSSES (Note 1)                                  455,000      675,000      555,000
                                                                          ----------   ----------   ----------
   Net interest income after provision for possible loan losses            4,198,258    3,388,347    3,609,755
                                                                          ----------   ----------   ----------
NONINTEREST INCOME:
   Service charges on deposits                                               307,060      285,413      256,102
   Gain on sale of securities                                                 56,105           --           --
   Gain on loan sales                                                         69,402       94,467       29,133
   Other                                                                     103,716       93,978      104,406
                                                                          ----------   ----------   ----------
       Total noninterest income                                              536,283      473,858      389,641
                                                                          ----------   ----------   ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits (Note 11)                                1,653,929    1,566,105    1,554,326
   Occupancy expense                                                         364,414      337,032      342,179
   Equipment expense                                                         200,498      196,172      175,420
   Other real estate owned net losses, and expenses                           67,658      187,776       44,033
   Computer services                                                         162,470      150,603      130,042
   Deposit insurance assessments                                               1,500       95,483      176,972
   Other operating expenses                                                  726,813      559,740      565,375
                                                                          ----------   ----------   ----------
       Total noninterest expense                                           3,177,282    3,092,911    2,988,347
                                                                          ----------   ----------   ----------
       Income before provision for income taxes                            1,557,259      769,294    1,011,049
PROVISION FOR INCOME TAXES (Note 9)                                          513,582      251,517      399,148
                                                                          ----------   ----------   ----------
Net income                                                                $1,043,677   $  517,777   $  611,901
                                                                          ==========   ==========   ==========
Earnings per share                                                        $     0.98   $     0.71   $     0.84
                                                                          ==========   ==========   ==========
Weighted average common and common stock equivalent shares outstanding     1,059,963      728,708      727,573
                                                                          ==========   ==========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                               UNREALIZED
                                                                               GAIN (LOSS)
                                                                              ON SECURITIES
                                                                                AVAILABLE                     TOTAL
                                         COMMON                   RETAINED    FOR SALE, NET   TREASURY    STOCKHOLDERS'
                                         STOCK       SURPLUS      EARNINGS      OF TAXES        STOCK         EQUITY
                                         -----       -------      --------      --------        -----         ------
Balance, December 31, 1993             $  750,000   $  500,000   $5,020,599     $      --     $(146,960)   $  6,123,639
Net income                                     --           --      611,901            --            --         611,901
Dividends ($.09 per share)                     --           --      (61,487)           --            --         (61,487)
Change in net unrealized gain (loss)
  on securities available-for-sale             --           --           --      (114,893)           --        (114,893)
                                       ----------   ----------   ----------     ---------     ---------    ------------
Balance, December 31, 1994                750,000      500,000    5,571,013      (114,893)     (146,960)      6,559,160
Net income                                     --           --      517,777            --            --         517,777
Dividends ($.11 per share)                     --           --      (75,152)           --            --         (75,152)
Change in net unrealized gain (loss)
  on securities available-for-sale             --           --           --       189,804            --         189,804
                                       ----------   ----------   ----------     ---------     ---------    ------------
Balance, December 31, 1995                750,000      500,000    6,013,638        74,911      (146,960)      7,191,589
Net income                                     --           --    1,043,677            --            --       1,043,677
Dividends declared ($.12 per share)            --           --     (134,007)           --            --        (134,007)
Exercise of stock options and related
  tax effect                               28,041      (41,744)          --            --            --         (13,703)
Issuance of 550,000 shares of common
  stock, net of offering costs            550,000    3,973,124           --            --            --       4,523,124
Change in net unrealized gain (loss)
  on securities available-for-sale             --           --           --       (40,779)           --         (40,779)
                                       ----------   ----------   ----------     ---------     ---------    ------------
Balance, December 31, 1996             $1,328,041   $4,431,380   $6,923,308     $  34,132     $(146,960)   $ 12,569,901
                                       ==========   ==========   ==========     =========     =========    ============

       The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                   YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------
                                                                              1996           1995           1994
                                                                              ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  1,043,677   $    517,777   $    611,901
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for possible loan losses                                      455,000        675,000        555,000
       Depreciation and amortization                                           185,076        171,201        147,740
       Gains (losses) on OREO                                                   (6,681)       112,302         30,742
       Gain on sale of securities                                              (56,105)            --             --
       Gain on sales of loans                                                  (69,402)       (94,467)       (29,133)
       Proceeds from sales of loans                                            890,652      1,002,982        338,078
       Loans originated for sale                                              (981,250)      (908,515)      (308,945)
       Net (accretion) on investment securities held-to-maturity               (40,619)       (11,698)       (82,186)
       Net (accretion) amortization on investment securities
        available-for-sale                                                    (103,136)       (89,580)        46,187
       Net (decrease) increase in unearned discount                            (21,425)         7,327          7,159
       Net (increase) in other assets                                         (314,535)      (264,888)      (271,367)
       Accretion of discount on debenture                                      199,064        192,312        178,976
       Net increase (decrease) in deferred loan fees                            30,330         37,297         (3,907)
       Net increase (decrease) in accrued expenses and other liabilities       457,584        124,512        (36,058)
                                                                          ------------   ------------   ------------
          Net cash provided by operating activities                          1,668,230      1,471,562      1,184,187
                                                                          ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities held-to-maturity       22,766,655     10,318,259     37,481,225
   Proceeds from sale and maturities of investment securities
     available-for-sale                                                     21,914,591     32,380,000      5,500,000
   Purchase of investment securities held-to-maturity                      (18,865,456)   (11,804,178)   (35,080,210)
   Purchase of investment securities available-for-sale                    (38,099,980)   (32,183,850)    (8,590,672)
   Purchase of Federal Home Loan Bank stock                                         --       (348,100)            --
   Net increase in loans                                                    (8,368,347)    (8,534,422)    (5,115,528)
   Purchase of premises and equipment                                          (13,463)      (152,944)      (387,387)
   Sales of OREO                                                               984,416        616,274      1,021,778
                                                                          ------------   ------------   ------------
          Net cash used in investing activities                            (19,681,584)    (9,708,961)    (5,170,794)
                                                                          ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand accounts                               (1,213,387)       448,760        987,195
   Net decrease in savings and money market accounts                        (1,442,281)    (7,847,890)      (763,206)
   Net increase in time deposits                                             6,941,235     13,805,346      4,425,079
   Net increase in reverse repurchase agreements                            10,778,000             --             --
   Net proceeds on issuance of common stock                                  4,523,124             --             --
   Exercise of stock options, net of tax effect                                (13,703)            --             --
   Dividends paid                                                              (96,170)       (75,152)       (61,487)
                                                                          ------------   ------------   ------------
          Net cash provided by financing activities                         19,476,818      6,331,064      4,587,581
                                                                          ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         1,463,464     (1,906,335)       600,974
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 2,901,249      4,807,584      4,206,610
                                                                          ------------   ------------   ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $  4,364,713   $  2,901,249   $  4,807,584
                                                                          ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                          $  3,834,580   $  3,606,104   $  2,434,918
                                                                          ============   ============   ============
   Income taxes paid                                                      $    327,250   $    331,250   $    473,250
                                                                          ============   ============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Transfer of loans to OREO                                              $    183,032   $  1,257,259   $    500,570
                                                                          ============   ============   ============

       The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of First Financial Corp. and its wholly-owned subsidiary First Bank and Trust Company ("Company"), after elimination of all intercompany transactions and balances. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

Cash and Cash Equivalents

    For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and securities purchased under agreements to resell, which represent short-term investments in government securities purchased from another institution.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Loans

    Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 (SFAS No. 114, as amended). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of the collateral if the loan is collateral- dependent. Currently, all impaired loans have been measured through the latter method. All loans on nonaccrual status are considered to be impaired under SFAS No. 114. All adversely classified loans at December 31, 1996 and 1995 are also considered to be impaired. When the measure of the impaired loan is less than the recorded investments in the loan, the impairment is recorded through a valuation allowance. All loans are individually evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value less costs to dispose of such collateral and the carrying value of the loan.

    As a result of adopting SFAS No. 114, as amended, no additional allowance for loan losses was required as of January 1, 1995.

    Interest on commercial, real estate and consumer loans is accrued based on the principal amounts outstanding. The Company's policy is to discontinue the accrual of interest on loans when scheduled payments become past due in excess of 90 days, and when, in the judgment of management, the ultimate collectibility of principal or interest becomes doubtful. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is generally reversed against interest income in the current period. Interest income is recognized on an accrual basis for impaired loans, until such loans are placed on nonaccrual status. The Company recognizes interest income on these nonaccrual loans on a cash basis when the ultimate collectibility of principal is no longer considered doubtful. Otherwise, cash payments on nonaccrual loans are applied to principal.

Provision and Allowance for
Possible Loan Losses

    The balance of the allowance and the amount of the annual provision charged to expense are estimated amounts based on past loan loss experience, changes in the character and size of the loan portfolio, current and expected



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported as an expense in the periods in which they become known. The allowance is maintained at a level considered by management to be adequate to cover reasonably foreseeable loan losses. Losses are charged against the allowance for possible loan losses when management believes that the collectibility of principal is unlikely.

Investment Securities

    On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which had an immaterial impact as of that date. This statement addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under this statement, securities are classified as held-to- maturity, available-for-sale or trading. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for the amortization of premium or the accretion of discount.

    Debt and equity securities with readily determinable market values which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1996 and 1995, the Company had no securities classified as trading.

    Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and are carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' equity.

Income Taxes

    Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.

Premises and Equipment

    Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

    The following is a summary of the lives over which the Company computes depreciation:

 Buildings and Improvements ................................ 10-40 years
 Furniture and Fixtures .................................... 10-20 years
 Equipment .................................................  5-10 years

    When a property is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Costs of major additions and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred.

Other Real Estate Owned

    Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses from operations and changes in valuations are included in other real estate owned (gains) losses and expenses.

Earnings Per Share

    Earnings per share is determined by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding. Common stock equivalent shares represent the assumed exercise of out-



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

standing stock options at December 31, 1995 and 1994, net of shares assumed to be repurchased using the treasury stock method, if dilutive.

(2) PUBLIC OFFERING

    On May 13, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, and its Registration Statement on Form 8-A filed under the Securities Exchange Act of 1934, as amended. The Registration Statement related to the public offering of 550,000 shares of common stock. On May 13, 1996 the Company entered into an agreement with an underwriter to purchase from the Company the shares of the common stock at the public offering price of $9.75 per share, less an underwriting discount of $.58 per share. On May 17, 1996, the Company received from the underwriter the net proceeds of the public offering in the amount of $5,043,500 exclusive of $520,376 in expenses incurred in connection with the offering.

(3) INVESTMENT SECURITIES

    The estimated market value and amortized cost at December 31, 1996 and 1995 are as follows:

                                                                      DECEMBER 31, 1996
                                                     --------------------------------------------------
                                                                     GROSS        GROSS       ESTIMATED
                                                     AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                        COST         GAINS       LOSSES         VALUE
                                                        ----         -----       ------         -----
Held-to-maturity --
   U.S. Government & agency obligations             $11,399,314     $ 4,665      $34,268    $11,369,711
   Collateralized mortgage obligations                2,381,205       5,311        8,763      2,377,753
                                                    -----------     -------      -------    -----------
                                                    $13,780,519     $ 9,976      $43,031    $13,747,464
                                                    ===========     =======      =======    ===========
Available-for-sale --
   U.S. Government & agency obligations             $17,669,642     $38,565      $12,321    $17,695,886
   Mortgage backed securities                        10,684,297      28,043           --     10,712,340
   Marketable equity security                               500       2,600           --          3,100
                                                    -----------     -------      -------    -----------
                                                    $28,354,439     $69,208      $12,321    $28,411,326
                                                    ===========     =======      =======    ===========


                                                                      DECEMBER 31, 1995
                                                     --------------------------------------------------
                                                                     GROSS        GROSS       ESTIMATED
                                                     AMORTIZED    UNREALIZED   UNREALIZED      MARKET
                                                        COST         GAINS       LOSSES         VALUE
Held-to-maturity --
   U.S. Government & agency obligations             $12,595,739    $ 16,430      $61,600    $12,550,569
   Collateralized mortgage obligations                2,048,426       2,488       34,982      2,015,932
                                                    -----------     -------      -------    -----------
                                                    $14,644,165    $ 18,918      $96,582    $14,566,501
                                                    ===========    ========      =======    ===========
Available-for-sale --
   U.S. Government & agency obligations             $14,994,993    $ 97,762      $ 4,660    $15,088,095
   Marketable equity security                            11,750      31,750           --         43,500
                                                    -----------     -------      -------    -----------
                                                    $15,006,743    $129,512      $ 4,660    $15,131,595
                                                    ===========    ========      =======    ===========


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    During 1996, the Company sold 2,150 shares of a marketable equity security with a cost basis of $11,250 at a gain of $56,105 in order to utilize a capital loss tax carryforward which was scheduled to expire at the end of 1996. There were no sales of securities during the years ended December 31, 1995 and 1994.

    A schedule of the maturity distribution of U.S. Government and agency obligations is as follows:

                                                                  DECEMBER 31, 1996
                                                ------------------------------------------------------
                                                    HELD-TO-MATURITY            AVAILABLE-FOR-SALE
                                                -------------------------    -------------------------
                                                AMORTIZED     ESTIMATED      AMORTIZED      ESTIMATED
                                                  COST       MARKET VALUE      COST       MARKET VALUE
                                                  ----       ------------      ----       ------------
Within one year                                $ 3,149,314   $ 3,144,119    $ 9,974,578   $ 9,985,277
Over one year to five years                      8,250,000     8,225,592      7,695,064     7,710,609
                                               ----------    -----------    -----------   -----------
                                               $11,399,314   $11,369,711    $17,669,642   $17,695,886
                                               ===========   ===========    ===========   ===========

    At December 31, 1996, approximately $5,250,000 of debt securities maturing in the one-to-five-year period are subject to periodic rate adjustment within one year.

    At December 31, 1996, the collateralized mortgage obligations have principal payment windows which extend through September 1998.

    During 1996, the Company purchased $10,490,000 of Government National Mortgage Association, 30 year, 8.50% coupon, mortgage backed securities at a premium of $301,587, which are being amortized using the level yield method. At the time of purchase, the securities had an estimated average life of 8.1 years.

    Investment securities having a book value of $12,637,297 and $1,407,800, at December 31, 1996 and 1995, respectively, were pledged as collateral for repurchase agreements, public deposits and other purposes, as required by law.

(4) ALLOWANCE FOR POSSIBLE LOAN LOSSES

    In 1992, the Company acquired certain assets and assumed certain deposit liabilities of the former Chariho-Exeter Credit Union ("Chariho"). The Company and the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO") established a reserve for possible loan losses of $3,850,000 for loans acquired. This reserve is available only for loans of Chariho existing as of the acquisition date. The following analysis summarizes activity for both the acquired reserve and the Company's reserve for possible loan losses.

                                                                            DECEMBER 31,
                                                                  -------------------------------
                                                                  1996         1995          1994
                                                                  ----         ----          ----
Company Reserve:
  Balance at beginning of year                                 $  861,693   $  764,106   $  704,102
   Provision                                                      455,000      675,000      555,000
   Loan charge-offs                                              (136,899)    (715,507)    (624,867)
   Recoveries                                                      19,823      138,094      129,871
                                                               ----------   ----------   ----------
  Balance at end of year                                        1,199,617      861,693      764,106
                                                               ----------   ----------   ----------
Acquired Reserve:
  Balance at beginning of year                                    966,347    1,493,201    1,595,753
   Loan charge-offs                                              (230,016)    (528,210)    (462,596)
   Recoveries                                                       6,509        1,356      360,044
                                                               ----------   ----------   ----------
  Balance at end of year                                          742,840      966,347    1,493,201
                                                               ----------   ----------   ----------
Total Reserve                                                  $1,942,457   $1,828,040   $2,257,307
                                                               ==========   ==========   ==========


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At December 31, 1996, the remaining balance of acquired loans was $5,290,491.

    At December 31, 1996 and 1995, the Company's recorded investment in impaired loans was $1,658,514 and $1,223,781, respectively, of which $1,359,343 and $786,908, respectively, was determined to require a valuation allowance of $375,674 and $273,068 as calculated under SFAS No. 114, as amended. The average recorded investment in impaired loans during 1996 and 1995 was $1,558,661 and $1,844,050, respectively.

    At December 31, 1996 and 1995, nonaccrual loans totaled $427,893 and $519,193, respectively. Had nonaccrual loans been accruing, interest income would have increased by $10,195, $57,357 and $44,940 for the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company satisfactorily resolved a loan which was on nonaccrual status at December 31, 1995, and recorded approximately $47,000 in cash basis interest income. For the years ended December 31, 1996 and 1995, interest income on impaired loans totaled $153,972 and $75,692, respectively.

(5) PREMISES AND EQUIPMENT

    Premises and equipment are summarized as follows:

                                                  DECEMBER 31,
                                             ----------------------
                                             1996              1995
                                             ----              ----
Land and improvements                     $  673,407        $  673,407
Buildings and improvements                 1,254,336         1,254,336
Furniture, fixtures and
  equipment                                1,175,866         1,170,592
                                          ----------        ----------
                                           3,103,609         3,098,335
Less -- Accumulated
  depreciation                             1,458,329         1,281,442
                                          ----------        ----------
                                          $1,645,280        $1,816,893
                                          ==========        ==========

(6) TIME DEPOSITS

    At December 31, 1996, scheduled maturities of time deposits are as follows:

                        $100,000
MATURITY                OR MORE                 OTHER                  TOTAL
--------                -------                 -----                  -----
1997                   $8,139,581            $41,039,958            $49,179,539
1998                      316,993              7,503,275              7,820,268
1999                      301,341              1,104,218              1,405,559
2000                           --                556,780                556,780
2001                      200,000                694,217                894,217
                       ----------            -----------            -----------
                       $8,957,915            $50,898,448            $59,856,363
                       ==========            ===========            ===========

    Included in total time deposits are $24,368,024 of certificates of deposit subject to repricing on a quarterly basis (indexed to the three month yield on U.S. Treasury bills). Of these time deposits, $19,199,748 have remaining maturities of one year or less.

(7) FEDERAL HOME LOAN BANK ADVANCES
    AND OTHER BORROWINGS

    At December 31, 1996, the Company had no outstanding advances and had an unused borrowing capacity of $6,962,000 with the Federal Home Loan Bank of Boston, of which $2,022,000 was in the form of an overnight line of credit.

    During 1996, the Company entered into a series of contracts to sell securities under agreements to repurchase. The proceeds from these agreements were used to purchase the Company's mortgage backed securities portfolio which, along with other securities, collateralized the agreements. The following table represents scheduled maturities and interest rates of these agreements at December 31, 1996:


                                            WEIGHTED
                                            AVERAGE
          MATURITY                            RATE                     AMOUNT
          --------                            ----                     ------
January 16, 1997                              5.50%                 $ 5,778,000
September 18, 1998                            6.27                    2,500,000
September 17, 1999                            6.47                    2,500,000
                                              ----                  -----------
                                              5.90%                 $10,778,000
                                              ====                  ===========


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    At December 31, 1996, the Company's risk with counterparties to securities sold under repurchase agreements was approximately $873,397. The amount at risk with counterparties represents the excess of the greater of the carrying value or estimated market value of underlying collateral plus related accrued interest receivable over the total repurchase borrowing and related accrued interest payable.

    Securities sold under repurchase agreements averaged $3,067,000 during 1996,
and  the  maximum  amounts   outstanding  at  any  month  end  during  1996  was
$10,778,000. The weighted average interest rate during 1996 was 6.03%.

(8) COMMITMENTS AND CONTINGENCIES

Leases

    The Company leases the land on which its Cranston branch office is located. The annual rental expense under this lease, which contains renewal options extending to 2009, is $18,500 through May 1999, at which time annual rental expense increases to $21,500 through May 2004 and $24,500 through May 2009.

Litigation

    As of December 31, 1996, the Company was involved in certain lawsuits that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the views of counsel as to the outcome of the litigation. In management's opinion, final disposition of such lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

Employment Contract

    In February 1996, the Company amended the employment agreement with its chief executive officer. This agreement provides for, among other things, a lump sum severance payment equal to 2.99 times annual base salary (as defined) in the event of a "change-in-control" (as defined) and upon either elective or involuntary termination thereafter. This Agreement, which has an indefinite term, provides for an annual increase in salary of not less than 5%.

Reserve Requirement

    The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required balances, including vault cash, were $290,000 at December 31, 1996 and 1995.

Financial Instruments With Off-balance-sheet Risk and Concentration of
Credit Risk

    In the normal course of business, the Company enters into various commitments, such as commitments to extend credit and guarantees (including standby letters of credit), which are not reflected in the accompanying consolidated financial statements. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

    Off-balance-sheet instruments, whose contract amounts present credit risk, include the following:


                                                        DECEMBER 31,
                                                        ------------
                                              1996                      1995
                                              ----                      ----
Unused portion of existing
  lines of credit                          $4,814,988                $4,048,403
Unadvanced construction
  loans                                     1,587,917                 1,043,653
Firm commitments to extend
  credit                                      903,000                 2,468,000


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by- case basis. The amount of collateral obtained upon extension of the credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial real estate.

    The Company originates primarily residential and commercial real estate loans and, to a lesser extent, commercial and installment loans to customers primarily located in the State of Rhode Island and, to a lesser extent, southeastern Massachusetts. The Company operates two branches in the metropolitan Providence area, and one branch in South County, Rhode Island. Its primary source of revenue is providing loans to customers who are predominately small and middle-market businesses and middle-income individuals.

(9) INCOME TAXES

    The provision for income taxes consists of the following components:


                                                  DECEMBER 31,
                                  -------------------------------------------
                                  1996                1995               1994
                                  ----                ----               ----
Federal --
   Current                      $677,832           $332,667           $365,655
   Deferred
     (prepaid)                  (185,050)           (82,400)            22,700
State                             20,800              1,250             10,793
                                --------           --------           --------
                                $513,582           $251,517           $399,148
                                ========           ========           ========

    The provision for income taxes differs from the amount computed by applying the federal statutory rate of 34%, as summarized below:

                                                  DECEMBER 31,
                                  -------------------------------------------
                                  1996               1995                1994
                                  ----               ----                ----
Provision for income
  taxes at statutory
  rate                          $529,468           $261,560            $343,757
State taxes, net of
  federal benefit                 13,728                825               7,123
Utilization of
  capital loss
  carryforward                   (19,075)                --                  --
Other                            (10,539)           (10,868)             48,268
                                --------           --------            --------
                                $513,582           $251,517            $399,148
                                ========           ========            ========

    The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1996 and 1995 are as follows:


                                                         DECEMBER 31,
                                                         ------------
                                                 1996                     1995
                                                 ----                     ----
Gross deferred tax assets:
  Reserve for possible loan
   losses                                      $240,788                $169,680
  Deferred loan origination fees                 37,781                  25,648
  Capital losses carryforward                        --                  34,300
  OREO writedowns                                32,000                  64,000
  Supplemental executive pension
   plan                                          52,183                  26,298
  Accrued expenses                               85,709                      --
                                               --------                --------
Gross deferred tax assets                       448,461                 319,926
Valuation allowance                                  --                 (34,300)
                                               --------                --------
Gross Deferred tax assets -- net
  of valuation allowance                        448,461                 285,626
                                               --------                --------
Gross deferred tax liabilities:
  Depreciation                                  157,200                 178,661
  Installment sales                              30,511                  31,265
                                               --------                --------
Gross deferred tax liabilities                  187,711                 209,926
                                               --------                --------
Net deferred tax asset                         $260,750                 $75,700
                                               ========                 =======

    The valuation allowance relates to capital loss carryforwards of which $24,124 was utilized during 1996 and the remainder expired on December 31, 1996.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(10) RELATED PARTY TRANSACTIONS

    Related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than normal risk of collectibility.

    Related party loan activity was as follows:


                                           1996                         1995
                                           ----                         ----
Balance at beginning of
  year                                  $1,738,616                   $1,783,740
   Originations                            318,567                    1,155,782
   Payments                               (517,847)                  (1,191,310)
   Other                                  (154,355)                      (9,596)
                                        ----------                   ----------
Balance at end of year                  $1,384,981                   $1,738,616
                                        ==========                   ==========

(11) EMPLOYEE BENEFIT PLAN

    The  Company  is a member  of the  Financial  Institutions  Retirement  Fund
(FIRF), a multiple employer pension plan. As a participant in FIRF, the Company expenses its contributions to this plan, which is accounted for as a defined contribution plan. The Company's pension expense was $78,671, $66,685 and $83,889 for the years ended December 31, 1996, 1995 and 1994, respectively.

    Effective January 1, 1995, the Company established a nonqualified retirement plan to provide supplemental retirement benefits to designated employees whose pension benefits are otherwise limited by the Internal Revenue Code regulations. A liability and transition asset of $121,707 were recorded, as of the effective date, in accordance with SFAS No. 87, "Employer's Accounting for Pensions".

    The following table sets forth the non- qualified plan's funded status, amounts recognized in the consolidated balance sheet as of December 31, 1996 and 1995, and related expense for the years ended December 31, 1996 and 1995:


                                               1996                      1995
                                               ----                      ----
Actuarial present value of
  benefit obligation:
  Vested accumulated benefit
   obligation                                $(221,781)               $(187,451)
                                             =========                =========
  Projected benefit
   obligation                                $(329,525)               $(322,747)
  Plan assets at fair value                         --                       --
                                             ---------                ---------
                                              (329,525)                (322,747)
  Unrecognized prior service
   cost                                        228,447                  257,003
  Unrecognized net asset being
   recognized over 10 years                    (91,323)                (121,707)
  Unrecognized net (gain) or
   loss                                        (29,380)                      --
                                             ---------                ---------
  Accrued pension cost                       $(221,781)               $(187,451)
                                             =========                =========
Net pension expense:
  Service costs -- benefits
   attributable to service
   during the period                         $   14,163               $  15,771
  Interest cost on projected
   benefit obligation                           21,995                   21,417
  Amortization of
   unrecognized prior
   service cost                                 28,556                   28,556
                                             ---------                ---------
                                             $  64,714                $  65,744
                                             =========                =========


 For calculating 1996 and 1995 pension costs
  for this nonqualified plan the following
  assumptions were used:
   Assumed discount rate                                                7.5%
   Rate of increase in compensation level                               5.0%
   Amortization period for unrecognized
     prior service cost                                                 10 year

    During 1996, the Company adopted the Financial Institutions Thrift Plan for the benefit of its employees. The Plan, which is effective January 1, 1997, is a qualified savings incentive plan under Internal Revenue Code section 401(k). Under the terms of the Plan, the Company will match 50% of the first 6% of each eligible employee's contribution.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(12) STOCKHOLDERS' EQUITY

    In November 1986, the Company granted a non-statutory option ("Stock Option Agreement") to purchase 60,000 shares of common stock to its Chief Executive Officer at an exercise price of $2.50 per share, the estimated fair market value of the Company's stock at that time. These options were exercisable for a period of 10 years from the date of grant. In February of 1996, the Company amended the Stock Option Agreement to allow the offset of the shares otherwise issuable under the Stock Option Agreement by the number of shares required to exercise the options and pay the minimum withholding tax requirement. In May 1996, the options were exercised in connection with the public offering, under the amended Stock Option Agreement. As a result of the exercise of the options, 28,041 shares of the Company's common stock were issued. In connection with the cashless exercise of these options, the Company paid the minimum withholding tax requirement of $161,603 and recognized a tax benefit of $147,900 on the deemed compensation to the recipient.

    In 1995, the Company's stockholders approved an increase in the number of authorized shares from 1,000,000 shares to 5,000,000 shares with a par value of $1 per share.

(13) CHARIHO-EXETER CREDIT UNION ACQUISITION

    In May 1992, the Company entered into the Acquisition Agreement with the receiver for Chariho and DEPCO. In connection with the Acquisition Agreement, the Company entered into a Securities Purchase Agreement with DEPCO. Under this agreement, the Company issued the Senior Debenture, a $3 million variable rate debenture to DEPCO. The Company invested the proceeds on the issuance of the debenture as a contribution of capital to the Bank. Under the terms of the debenture, interest began to accrue on the third anniversary of the Senior Debenture and is payable semiannually thereafter. The Senior Debenture bears interest at the average five-year Treasury rate (indexed rate) plus 1% until maturity and at the indexed rate plus 4% during the extension period.

    A discount of $717,005 was recorded to reduce the carrying value of the Senior Debenture at the date of issuance in recognition of its favorable interest terms. This discount is being accreted over the initial term of the Senior Debenture on the level yield method. The discount accretion for the years ended December 31, 1996, 1995 and 1994 amounted to $199,064, $192,312 and
$178,976, respectively, and is classified as interest expense in the accompanying consolidated statements of income.

    The Senior Debenture is scheduled to mature on May 31, 1999; however, the Company may, at its option, extend the maturity date to May 1, 2002 for up to one half of the then outstanding principal balance.

    As discussed in Note 4, the Company may, through May 1, 1999, charge net acquired loan losses in excess of the acquired loan loss reserve of $3,850,000 against the outstanding Senior Debenture to the extent of $3,000,000.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

    SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" as amended by SFAS No. 119 "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," collectively referred to as SFAS No. 107 requires that the Company disclose estimated fair values for certain of its financial instruments. Financial instruments include such items as loans, securities, deposits, swaps and other instruments as defined in the standard.

    The statement requires that where available, quoted market prices be used to estimate fair values. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is the Company's general practice and intent to hold the majority of its financial instru ments, such as loans and deposits, to maturity and not engage in trading or sales activities. Therefore, valuation techniques permitted by the statement, such as present value calculations, were used for the purposes of this disclosure.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    Management   notes   that   reasonable   comparability   between   financial
institutions may not necessarily be made due to the wide range of permitted valuation techniques and numerous estimates which must be made given the absence of active secondary markets for many of the financial instruments. This lack of uniform valuation methodologies also introduces a greater degree of subjectivity to these estimated fair values.

    The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

    Cash and Due from Banks, and Securities Purchased Under Agreements to Resell. These items are generally short-term in nature and, accordingly, the carrying amounts reported in the consolidated balance sheet are reasonable approximations of their fair values.

    Securities Held-to-Maturity and Available-for-Sale. Fair values are based principally on quoted market prices.

    Loans. The fair value of accruing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or for classified loans using a discount rate that reflects the risk inherent in the loan.

    The fair value of nonaccrual loans is estimated based on the estimated fair market value of the underlying collateral held.

    Deposits. The fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using discounted value of contractual cash flows. The discount rates are the rates currently offered for deposits of similar remaining maturities.

    Securities sold under agreements to repurchase. The face value is considered to approximate its fair value.

    Senior Debenture. The face value of the senior debenture is considered to approximate its fair value.

    Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Accordingly, the fair market value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    At December 31, 1996 and 1995, the estimated fair value of the Company's financial instruments are as follows:

                                                                         DECEMBER 31,
                                                      ---------------------------------------------------
                                                               1996                        1995
                                                      -----------------------     -----------------------
                                                      CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                       AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                       ------      ----------      ------      ----------
                                                  ASSETS

Cash and due from banks and securities purchased under
  agreement to resell                               $ 4,364,713   $ 4,364,713   $ 2,901,249   $ 2,901,249
Loans held for sale                                     160,000       168,000            --            --
Securities:
   Held-to-maturity                                  13,780,519    13,747,464    14,644,165    14,566,501
   Available-for-sale                                28,411,326    28,411,326    15,131,595    15,131,595
Federal Home Loan Bank stock                            348,100       348,100       348,100       348,100
Loans -- net                                         70,593,970    71,011,000    62,872,560    63,253,000

                                               LIABILITIES

Deposits                                             93,876,109    94,081,000    89,590,542    89,964,000
Securities sold under agreements to repurchase       10,778,000    10,778,000            --            --
Senior debenture                                      2,894,396     3,000,000     2,844,632     3,000,000

(15) THE COMPANY (PARENT COMPANY ONLY)

    The condensed separate financial statements of the Company are presented below.

                            CONDENSED BALANCE SHEETS
                                                                                       DECEMBER 31,
                                                                                   -------------------
                                                                                   1996           1995
                                                                                   ----           ----
                                                  ASSETS
Cash and due from banks                                                        $     55,119   $        --
Securities:
   Available-for-sale (amortized cost: $3,676,163)                               3,676,698             --
Investment in subsidiary bank                                                   11,629,111     10,648,596
Other assets                                                                       141,420             --
                                                                               -----------    -----------
   Total assets                                                                $15,502,348    $10,648,596
                                                                               ===========    ===========
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debenture, net of unamortized discount                                  $  2,894,396   $ 2,844,632
Intercompany payable                                                                    --        612,375
Other liabilities                                                                   38,051             --
                                                                               -----------    -----------
                                                                                 2,932,447      3,457,007
                                                                               -----------    -----------
Stockholders' Equity:
   Common stock                                                                  1,328,041        750,000
   Surplus                                                                       4,431,380        500,000
   Retained earnings                                                             6,923,308      6,013,638
   Unrealized gain on securities available-for-sale, net of taxes                   34,132         74,911
                                                                               -----------    -----------
                                                                                12,716,861      7,338,549
Less -- Treasury stock                                                             146,960        146,960
                                                                               -----------    -----------
   Total stockholders' equity                                                   12,569,901      7,191,589
                                                                               -----------    -----------
   Total liabilities and stockholders' equity                                  $15,502,348    $10,648,596
                                                                               ===========    ===========


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                         CONDENSED STATEMENTS OF INCOME
                                                                          YEARS ENDED DECEMBER 31,
                                                                        ----------------------------
                                                                        1996        1995        1994
                                                                        ----        ----        ----
Interest and dividend income                                         $  252,993   $  75,152   $  61,488
Interest and other expense                                              287,348     239,653     178,976
                                                                     ----------   ---------   ---------
Loss before income taxes and equity in undistributed earnings of
  subsidiary                                                            (34,355)   (164,501)   (117,488)
Applicable income tax benefit                                           (56,418)    (81,483)    (60,852)
                                                                     ----------   ---------   ---------
Income (loss) before equity in undistributed earnings of subsidiary      22,063     (83,018)    (56,636)
Equity in undistributed earnings of subsidiary                        1,021,614     600,795     668,537
                                                                     ----------   ---------   ---------
Net income                                                           $1,043,677   $  517,777  $ 611,901
                                                                     ==========   ==========  =========

                       CONDENSED STATEMENTS OF CASH FLOWS
                                                                          YEARS ENDED DECEMBER 31,
                                                                        -----------------------------
                                                                        1996         1995        1994
                                                                        ----         ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $ 1,043,677   $ 517,777   $ 611,901
   Adjustments to reconcile net income to net cash provided by operating activities --
   Equity in undistributed earnings of subsidiary                     (1,021,614)   (600,795)   (668,537)
   Accretion of discount on debenture                                    199,064     192,312     178,976
   Net (accretion) on investment securities                              (59,483)         --          --
   Net decrease in accrued expenses and other liabilities               (761,675)    (34,142)    (60,852)
   Net (increase) in other assets                                       (141,420)         --          --
                                                                     -----------   ---------   ---------
       Net cash (used in) provided by operating activities              (741,451)     75,152      61,488
                                                                     -----------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities of investment securities
     available-for-sale                                                2,700,000          --          --
   Purchase of investment securities available-for-sale               (6,316,681)         --          --
                                                                     -----------   ---------   ---------
       Net cash used in investing activities                          (3,616,681)         --          --
                                                                     -----------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds on issuance of common stock                            4,523,124          --          --
   Exercise of stock options, net of tax effect                          (13,703)         --          --
   Dividends paid                                                        (96,170)    (75,152)    (61,488)
                                                                     -----------   ---------   ---------
       Net cash provided by (used in) financing activities             4,413,251     (75,152)    (61,488)
                                                                     -----------   ---------   ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                 55,119          --          --
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  --          --          --
                                                                     -----------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                               $    55,119   $      --   $      --
                                                                     ===========   =========   =========

(16) REGULATORY CAPITAL

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt cor-



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

rective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgements by the regulators about components, risk weightings and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1996, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered "well capitalized" by the federal banking agencies.

    The December 31, 1995 Federal Deposit Insurance Corporation exam categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and Bank must maintain minimum total risk- based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank's category.


                                                                                           TO BE WELL CAPITALIZED
                                                                         FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                     ACTUAL           ADEQUACY PURPOSES       ACTION PROVISIONS
                                                 -----------------     ----------------      -------------------
                                                 AMOUNT      RATIO     AMOUNT     RATIO      AMOUNT        RATIO
                                                 ------      -----     ------     -----      ------        -----
As of December 31, 1996:
   The Company:
       Total capital (to risk weighted assets) $13,430,343   17.03%  $6,309,745    8.00%   $7,887,180      10.00%
       Tier I capital (to risk weighted assets) 12,444,446   15.78    3,154,872    4.00     4,732,308       6.00
       Tier I capital (to average assets)       12,444,446   10.32    3,617,174    3.00     6,028,623       5.00
   The Bank:
       Total capital (to risk weighted assets) $12,481,382   15.96%  $6,255,397    8.00%   $7,819,247      10.00%
       Tier I capital (to risk weighted assets) 11,503,977   14.71    3,127,699    4.00     4,691,548       6.00
       Tier I capital (to average assets)       11,503,977    9.85    3,504,084    3.00     5,840,141       5.00


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11.   EXECUTIVE COMPENSATION

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


        Items 10 through 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K

        (1)     Exhibits

        The exhibits listed in the Exhibit Index are filed with this Form 10-K or are incorporated by reference into this Form 10-K.

        (2)     Financial Statements

        The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

                Report of Independent Public Accountants

                Consolidated Balance Sheets as of December 31, 1996 and 1995

                Consolidated Statements of Income for the years ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994

                Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994

                Notes to Consolidated Financial Statements

        (3)     Financial Statement Schedules

         The Financial Data Schedule is included as Exhibit 27.1 to this Form 10-K and certain other schedules are omitted because they are not applicable or because the information is provided in Part II, Item 8, "Financial Statements and Supplementary Data".

        (4)     Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 1996.



                                 EXHIBIT INDEX


                        EXHIBIT
        REFERENCE       NUMBER                          DESCRIPTION

          (1)             3.1     ------  Amended and Restated Articles of Incorporation of the Registrant.

          (1)             3.2     ------  By-Laws of Registrant.

          (1)             4.1     ------  Specimen Certificate for Shares of the Registrant's Common Stock, $1.00 par value.

          (1)            10.1     ------  Lease Agreement between the Bank and Angelo Archetto regarding Cranston, Rhode Island property dated as of May 14, 1974.

          (1)            10.2     ------  Acquisition Agreement between the Registrant, Maurice C. Paradis, receiver for
                                          Chariho-Exeter Credit Union, and the Rhode Island Depositors Economic
                                          Protection Corporation (DEPCO)  dated as of May 1, 1992.

          (1)            10.3     ------  Senior Debenture issued by Registrant to DEPCO dated as of May 1, 1992.

          (1)            10.4     ------  Amended and Restated Employment Agreement between Registrant and Patrick J. Shanahan, Jr. dated as of February 6, 1996.

          (1)            10.5     ------  Stock Option Agreement between Registrant and Patrick J. Shanahan, Jr.
                                          dated as of November 24, 1986, and Amendment No. 1 thereto dated as of February 22, 1996.

          (1)            10.6     ------  Supplemental Executive Retirement Plan.

          (1)            10.7     ------  Financial Institutions Retirement Fund Defined Pension Plan - Summary Plan Description.

          (1)            10.8     ------  Form of Deferred Compensation Agreement regarding Directors' Fees.

          (1)            10.9     ------  Data Processing Contract between the Bank and NCR Corporation dated as of
                                          December 11, 1990, as amended.

          (2)            10.10    ------  Financial Institutions Thrift Plan - Summary Plan Description

          (2)            10.11    ------  Lease Agreement(s) between Bank and Wal-Mart Stores, Inc. dated as of January 27, 1997.

          (1)            21.1     ------  Subsidiaries of Registrant.

          (3)            27.1     ------  Financial Data Schedule.


--------------------------------

        (1)   Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-1654),
              as amended, which was initially filed with the Securities and Exchange Commission on February 26, 1996.

        (2)     To be filed by amendment.

        (3)     Filed herewith.



                                   SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            FIRST FINANCIAL CORP.

Date:       March 25, 1997                  By: /s/ PATRICK J. SHANAHAN, JR.
     -----------------------------             ---------------------------------
                                                    Patrick J. Shanahan, Jr.
                                           President and Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:


          Signature                          Title                               Date
          ---------                          -----                               ----

  /s/    PATRICK J. SHANAHAN, JR.      President and Chief Executive
  -----------------------------------  Officer; Director                    March 25, 1997
         Patrick J. Shanahan, Jr.


  -----------------------------------  Chairman of the Board
         William A. Carroll (Deceased)


  /s/    PETER L. MATHIEU, JR., M.D.
  -----------------------------------  Director                             March 25, 1997
         Peter L. Mathieu, Jr., M.D.


  -----------------------------------  Director                             March    ,1997
         Raymond F. Bernardo


  /s/    JOSEPH A. KEOUGH
  ----------------------------------   Director                             March 26, 1997
         Joseph A. Keough


  ----------------------------------   Director                             March    ,1997
         William P. Shields


  /s/    JOSEPH V. MEGA
------------------------------------   Director                             March 28, 1997
         Joseph  V. Mega


  /s/    DR. JOHN NAZARIAN
------------------------------------   Director                             March 26, 1997
         Dr. John Nazarian


  /s/    ARTIN COLOIAN
------------------------------------   Director                             March 26, 1997
         Artin Coloian


  /s/    JOHN A. MACOMBER
------------------------------------   Vice President, Treasurer and Chief
         John A. Macomber                 Financial Officer                 March 25, 1997



