Form 10-K/A
period 1996-12-31
FIRST FINANCIAL CORP /RI/
filed 1997-04-30
CIK 354948

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

     Amendment No. 1 to Annual Report pursuant to Section 13 or 15(d) of the
                       SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996


                         Commission File Number 0-27878
                                                -------

                              FIRST FINANCIAL CORP.
                              ---------------------
             (Exact Name of registrant as specified in its charter)



          Rhode Island                                   05-0391383
          ------------                                   ----------
   (State of Incorporation)                      (I.R.S. Employer I.D. No.)

       180 Washington Street
       Providence, Rhode Island                            02903
       ------------------------                            -----
(Address of Principal Executive Offices)                (Zip Code)


                                 (401) 421-3600
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share







                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          3.   Exhibits.




                 Exhibit
Reference        Number              Description
---------        ------              -----------


(1)               3.1                Amended and Restated Articles of Incorporation of the Registrant.

(1)               3.2                By-Laws of Registrant.

(1)               4.1                Specimen Certificate for Shares of the Registrant's Common
                                     Stock, $1.00 par value.

(1)               10.1               Lease Agreement between the Bank and Angelo Archetto
                                     regarding Cranston, Rhode Island property dated as of May 14,
                                     1974.

(1)               10.2               Acquisition Agreement between the Registrant, Maurice C.
                                     Paradis, receiver for Chariho-Exeter Credit Union, and The
                                     Rhode Island Depositers Economic Protection Corporation
                                     ("DEPCO") dated as of May 1, 1992.

(1)               10.3               Senior Debenture issued by Registrant to DEPCO dated as of
                                     May 1, 1992.

(1)               10.4               Amended and Restated Employment Agreement
                                     between Registrant and Patrick J. Shanahan, Jr. dated as of
                                     February 6, 1996.

(1)               10.5               Stock Option Agreement between Registrant and Patrick J.
                                     Shanahan, Jr. dated as of November 24, 1996, and Form of
                                     Amendment No. 1 thereto, dated February22, 1996.

(1)               10.6               Supplemental Executive Retirement Plan.

(1)               10.7               Financial Institutions Retirement Fund Defined Pension Plan -
                                     Summary Plan Description.

(1)               10.8               Form of Deferred Compensation Agreement regarding
                                     Directors' Fees.

(1)               10.9               Data Processing Contract between the Bank and NCR
                                     Corporation dated as of December 11, 1990, as amended.






(3)               10.10              Financial Institutions Thrift Plan--Summary Plan Description.

(3)               10.11              Lease Agreement(s) between Bank and Wal-Mart Stores, Inc.
                                     dated as of January 27, 1997.

(1)               21.1               Subsidiaries of Registrant.

(2)               27.1               Financial Data Schedule.





(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration Statement No. 333-1654), as amended, which was initially filed with the Securities and Exchange Commission on February 26, 1996.

(2)     Previously filed.

(3)     Filed herewith.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized..

                                           FIRST FINANCIAL CORP.


         Date:    April 28, 1997           By: /s/ Patrick J. Shanahan, Jr.
                                              -----------------------------
                                                    Patrick J. Shanahan, Jr.
                                                    President and
                                                    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the Registrant's Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:


         Signature                                   Title                              Date
         ---------                                   -----                              ----
/s/ Patrick J. Shanahan, Jr.
---------------------------                     President and Chief                  April 28, 1997
Patrick J. Shanahan, Jr.                        Executive Officer; Director
                                                Chairman of the Board                April 28, 1997

---------------------------
William A. Carroll(Deceased)

/s/ Peter L. Mathieu, Jr. M.D.                  Director                             April 28, 1997
---------------------------
Peter L. Mathieu, Jr., M.D.

/s/ Joseph A. Keough
---------------------------                     Director                             April 28, 1997
Joseph A. Keough

/s/ Raymond F. Bernardo
---------------------------                     Director                             April 28, 1997
Raymond F. Bernardo

/s/ William P. Shields
---------------------------                     Director                             April 28, 1997
William P. Shields

/s/ Joseph V. Mega
---------------------------                     Director                             April 28, 1997
Joseph V. Mega


---------------------------                     Director                             April 28, 1997
Dr. John Nazarian

/s/ Artin Coloian
---------------------------                     Director                             April 28, 1997
Artin Coloian

/s/ John A. Macomber                            Vice President, Treasurer            April 28, 1997
---------------------------                     and Chief Financial Officer
John A. Macomber
