Form 10-Q
period 1997-03-31
FIRST FINANCIAL CORP /RI/
filed 1997-05-15
CIK 354948

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997     Commissionfile number  0-27878


                              FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


         RHODE ISLAND                                            05-0391383
(State or other jurisdiction of                               (I.R.S. Employer
 Incorporation or organization)                              Identification No.)

180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                    02903
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

At April 30, 1997, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.





                             FIRST FINANCIAL CORP.

                                     INDEX



                                                                            PAGE
PART I - FINANCIAL INFORMATION



Item 1 - Financial Statements............................................      1

Consolidated Balance Sheets - March 31, 1997 and December 31, 1996.......      1

Consolidated Statements of Income - Three months ended March 31, 1997 and
 1996....................................................................      2

Consolidated Statements of Stockholders' Equity - Three months ended
 March 31, 1997 and year ended December 31, 1997.........................      3

Consolidated Statements of Cash Flows - Three months ended March 31, 1997
 and 1996................................................................      4

Notes to Consolidated Financial Statements - March 31, 1997..............      5

Item 2 - Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................      7


PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................     12

Item 2 - Changes in Securities...........................................     12

Item 3 - Defaults Upon Senior Securities.................................     12

Item 4 - Submission of Matters to a Vote of Security Holders.............     12

Item 5 - Other Information...............................................     12

Item 6 - Exhibits and Reports on Form 8-K................................     13


SIGNATURES...............................................................     14

EXHIBITS

     Computation of per share earnings - Exhibit 11......................     15

     Financial Data Schedule - Exhibit 27................................     16








PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,      December 31,
                                                                                              1997             1996
                                                                                           -----------     ------------
                                 ASSETS                                                    (Unaudited)
CASH AND DUE FROM BANKS.........................................................           $1,935,895       $1,988,713
                                                                                           -----------     ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.................................            1,577,000        2,376,000
                                                                                           -----------     ------------
LOANS HELD FOR SALE.............................................................              610,170          160,000
                                                                                           -----------     ------------
SECURITIES:
     Held-to-maturity (market value: $12,076,129 and $13,747,464)...............           12,137,955       13,780,519
     Available-for sale (amortized cost: $27,032,054 and $28,354,439)...........           26,966,606       28,411,326
                                                                                           -----------     ------------
          Total investment securities...........................................           39,104,561       42,191,845
                                                                                           -----------     ------------
FEDERAL HOME LOAN BANK STOCK....................................................              447,700          348,100
                                                                                           -----------     ------------
LOANS:
     Commercial.................................................................            5,143,524        5,074,679
     Commercial real estate.....................................................           42,419,431       40,225,717
     Residential real estate....................................................           22,435,270       22,978,397
     Home equity lines of credit................................................            3,087,264        3,088,134
     Consumer...................................................................            1,158,166        1,236,216
                                                                                           -----------     ------------
                                                                                           74,243,655       72,603,143
     Less - Unearned discount...................................................               59,348           66,716
     Allowance for possible loan losses.........................................            1,979,708        1,942,457
                                                                                           -----------     ------------
          Net loans.............................................................           72,204,599       70,593,970
                                                                                           -----------     ------------
OTHER REAL ESTATE OWNED.........................................................              760,176          675,607
                                                                                           -----------     ------------
PREMISES AND EQUIPMENT,net......................................................            1,887,907        1,645,280
                                                                                           -----------     ------------
OTHER ASSETS....................................................................            1,762,503        1,433,485
                                                                                           -----------     ------------
TOTAL ASSETS....................................................................         $120,290,511     $121,413,000
                                                                                          ============     ============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
 Demand.........................................................................          $11,503,816    $  11,270,046
 Savings and money market accounts..............................................           22,447,108       22,749,700
 Time deposits..................................................................           58,548,269       59,856,363
                                                                                           -----------     ------------
     Total deposits.............................................................           92,499,193       93,876,109
                                                                                           -----------     ------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE..................................           10,778,000       10,778,000
                                                                                           -----------     ------------
ACCRUED EXPENSES AND OTHER LIABILITIES..........................................            1,290,070        1,294,594
                                                                                           -----------     ------------
SENIOR DEBENTURE, net of unamortized discount
     of $40,558 and $105,604....................................................            2,959,442        2,894,396
                                                                                           -----------     ------------
STOCKHOLDERS' EQUITY:
     Common Stock, $1 par value
       Authorized - 5,000,000 shares
        Issued - 1,328,041 shares and 750,000 shares............................            1,328,041        1,328,041
     Surplus....................................................................            4,431,380        4,431,380
     Retained earnings..........................................................            7,190,613        6,923,308
     Unrealized (loss) gain on securities available-for-sale, net of taxes......              (39,268)          34,132
                                                                                           -----------     ------------
                                                                                           12,910,766       12,716,861
     Less - Treasury stock, at cost, 66,800 shares..............................              146,960          146,960
                                                                                           -----------     ------------
          Total stockholders' equity............................................           12,763,806       12,569,901
                                                                                           -----------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................................         $120,290,511     $121,413,000
                                                                                          ============     ============



The accompanying notes are an integral part of these consolidated financial statements.


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -------------------------------
                                                                                       1997                     1996
                                                                                       ----                     ----
                                                                                                (Unaudited)
INTEREST INCOME:
   Interest and fees on loans.....................................................  $1,769,959               $1,621,750
   Interest on investment securities -
       U.S. Government and agency obligations.....................................     396,889                  332,363
       Collateralized mortgage obligations........................................      31,044                   26,925
       Mortgage backed securities.................................................     202,554                  -------
   Marketable equity securities and other.........................................       6,145                    1,638
   Interest on cash equivalents................................................ ..      30,808                   40,571
                                                                                     ---------                ---------
   Total interest income..........................................................   2,437,399                2,023,247
                                                                                     ---------                ---------
INTEREST EXPENSE:
   Interest on deposits...........................................................     938,550                  908,131
   Interest on repurchase agreements..............................................     159,762                 --------
   Interest on debenture..........................................................      65,046                   62,094
                                                                                     ---------                ---------
   Total interest expense.........................................................   1,163,358                  970,225
                                                                                     ---------                ---------
  Net interest income.............................................................   1,274,041                1,053,022
PROVISION FOR POSSIBLE LOAN LOSSES................................................      75,000                   70,000
       Net interest income after provision for possible loan losses...............   1,199,041                  983,022
NONINTEREST INCOME:
   Service charges on deposits....................................................      83,055                   75,165
   Gain on sale of securities.....................................................    --------                 --------
   Gain on loan sales.............................................................    --------                 --------
   Other..........................................................................      40,343                   36,656
                                                                                     ---------                ---------
       Total noninterest income...................................................     123,398                  111,821
                                                                                     ---------                ---------
NONINTEREST EXPENSE:
   Salaries and employee benefits.................................................     428,120                  419,933
   Occupancy expense..............................................................      88,474                   99,416
   Equipment expense..............................................................      50,193                   51,526
   Other real estate owned net losses, and expenses...............................      17,120                   28,089
   Computer services..............................................................      41,214                   41,890
   Deposit insurance assessments..................................................       2,435                 --------
   Other operating expenses.......................................................     177,070                  167,014
                                                                                     ---------                ---------
        Total noninterest expense.................................................     804,626                  807,868
                                                                                     ---------                ---------
        Income before provision for income taxes..................................     517,813                  286,975
PROVISION FOR INCOME TAXES........................................................     187,446                   86,887
                                                                                     ---------                ---------
NET INCOME........................................................................  $  330,367                $ 200,088
                                                                                    ==========                =========

Earnings per share................................................................  $     0.26                $    0.28
                                                                                    ==========                =========
Dividends paid per share..........................................................  $     0.05                $    0.03
                                                                                    ==========                =========
Weighted average common and common stock equivalent shares outstanding............   1,261,241                  711,483
                                                                                    ==========                =========

The accompanying notes are an integral part of these consolidated financial statements.


                 FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                 Unrealized
                                                                                 Gain (Loss)
                                                                                on Securities
                                                                                  Available                     Total
                                          Common                     Retained   for Sale, Net  Treasury      Stockholders'
                                          Stock        Surplus       Earnings      of Taxes      Stock          Equity
                                          -----        -------       --------      --------      -----          ------

Balance, December 31, 1995                $750,000      $500,000    $6,013,638     $  74,911    $(146,960)    $7,191,589
Net income                             -----------   -----------     1,043,677   -----------   ----------      1,043,677
Dividends ($.12 per share)             -----------   -----------      (134,007)  -----------   ----------       (134,007)
Exercise of stock options and
   related tax effect                       28,041       (41,744)   ----------   -----------   ----------        (13,703)
Issuance of 550,000 shares of
   common stock, net of offering
   costs                                   550,000     3,973,124    ----------   -----------   ----------      4,523,124
Change in net unrealized gain (loss)
   on securities available-for-sale    -----------   -----------    ----------       (40,779)  ----------        (40,779)
                                       -----------   -----------    ----------    ----------   ----------     ----------
Balance, December 31, 1996               1,328,041     4,431,380     6,923,308        34,132     (146,960)    12,569,901

Net income                             -----------    ----------       330,367   -----------   ----------        330,367
Dividends  declared
   ($.05 per share)                    -----------   -----------       (63,062)  -----------   ----------        (63,062)
Change in net unrealized gain (loss)
   on securities available-for-sale    -----------   -----------    ----------       (73,400)  ----------        (73,400)
                                       -----------   -----------    ----------    ----------   ----------     ----------
Balance, March 31, 1997                 $1,328,041    $4,431,380    $7,190,613     $ (39,268)   $(146,960)   $12,763,806
                                        ==========    ==========    ==========     =========    =========    ===========




The accompanying notes are an integral part of these consolidated financial statements.


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                          1997                   1996
                                                                                          ----                   ----
                                                                                                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income........................................................... ...............   $330,367              $200,088
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
 Provision for possible loan losses...................................................     75,000                70,000
 Depreciation and amortization........................................................     46,348                46,363
 Losses (gains) on sale of OREO.......................................................        982                (8,384)
 Gain on sales of loans...............................................................  ---------            ----------
 Proceeds from sales of loans.........................................................    168,018               219,683
 Loans originated for sale............................................................   (610,170)             (203,710)
 Net (accretion)  on investment securities held-to-maturity...........................     (3,167)               (1,057)
 Net (accretion) on investment securities available-for-sale..........................    (25,717)              (16,161)
 Net (decrease) in unearned discount..................................................     (7,368)              (11,347)
 Net (increase)  in other assets......................................................   (329,018)             (169,644)
 Accretion of discount on debenture...................................................     50,269                62,094
 Net increase (decrease) in deferred loan fees........................................     44,486                (5,630)
 Net increase in accrued expenses and other liabilities...............................     33,963                15,595
                                                                                           ------                ------
 Net cash (used in) provided by operating activities..................................   (226,007)              197,890
                                                                                         --------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Federal Home Loan Bank stock.............................................    (99,600)           ----------
 Proceeds from maturities of investment securities held-to-maturity...................  2,895,731             6,247,088
 Proceeds from maturities of investment securities available-for-sale.................  9,065,310             5,900,000
 Purchase of investment securities held-to-maturity................................... (1,250,000)           (1,998,202)
 Purchase of investment securities available-for-sale................................. (7,717,208)           (4,888,555)
 Net increase in loans................................................................ (1,891,765)           (2,451,664)
 Purchase of premises and equipment...................................................   (288,975)              (10,972)
 Sales of OREO........................................................................     75,449               216,384
                                                                                           ------               -------
 Net cash provided by investing activities............................................    788,942             3,014,079
                                                                                          -------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand accounts...........................................    233,770            (2,820,115)
 Net (decrease) in savings and money market accounts..................................   (302,592)             (277,669)
 Net (decrease) increase in time deposits............................................. (1,308,094)            2,347,245
 Dividends paid.......................................................................    (37,837)              (20,496)
                                                                                          -------               -------
 Net cash (used in) financing activities.............................................. (1,414,753)             (771,035)
                                                                                       ----------              --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS..................................   (851,818)            2,440,934
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................  4,364,713             2,901,249
                                                                                        ---------             ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................................. $3,512,895            $5,342,183
                                                                                       ==========            ==========

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid........................................................................ $1,141,449            $  879,371
                                                                                       ==========            ==========
 Income taxes paid.................................................................... $  234,937            $   82,750
                                                                                       ==========            ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
 Transfer of loans to OREO............................................................ $  161,000            $    3,000
                                                                                       ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED MARCH 31, 1997



(1)      BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period.

         For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1996, filed with the Securities and Exchange Commission.



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

(3)      DIVIDEND DECLARATION

         On February 10, 1997 the Company declared dividends of $63,062 or $.05 per share to all common stockholders of record on March 14, 1997, payable on April 1, 1997.



(4)      RECENT DEVELOPMENTS

         In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS No. 128 standardized the calculation of earnings per share with International Accounting Standard No. 33. SFAS No. 128 is effective for both interim and annual periods ending after December 15, 1997. Early application is prohibited, although footnote disclosure of pro forma earnings per share amounts computed under SFAS No. 128 is permitted.

         The following table presents the earnings per share computations as reported and pro forma for the three months ended March 31,1997 and 1996.

                                                                 Three Months Ended
                                                                      March 31,
                                                                      ---------
                                                               1997            1996
                                                               ----            ----
Average shares outstanding.............................     1,261,241         683,200
Average dilutive option shares.........................        ------          28,283
                                                               ------        --------
  Total average shares.................................     1,261,241         711,483
                                                            =========         =======

Net income.............................................    $  330,367        $200,088
                                                           ==========        ========

As Reported:
  Earnings per share...................................    $     0.26        $   0.28
                                                           ==========        ========

Pro Forma:
  Basic earnings per share.............................    $     0.26        $   0.29
                                                           ==========        ========
  Diluted earnings per share...........................    $     0.26        $   0.28
                                                           ==========        ========



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

In February 1997, the Bank gave notice to NCR Corporation that the Bank was terminating its Data Processing Contract with NCR Corporation. In connection with the termination of the Data Processing Contract, the Bank will incur a termination penalty of approximately $83,000, which was fully reserved for by the Bank. In April 1997, the Bank entered into a contract with BYSIS for the provision of data processing services commencing in the latter part of the second quarter of 1997.


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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of deposits, securities sold under agreements to repurchase and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to OREO and to the administration of non-performing and other classified assets.

SUMMARY

Total assets decreased $1,122,489 or 0.9% from $121,413,000 at December 31, 1996 to $120,290,511 at March 31, 1997. The loan portfolio increased $1,640,512 or 2.3% from $72,603,143 at December 31, 1996 to $74,243,655 at March 31, 1997. The
loan growth was primarily funded from Securities and Cash and Cash Equivalents which decreased $3,939,102 from $46,556,558 at December 31, 1996 to $42,617,456 at March 31, 1997. Total deposits decreased $1,376,916 from $93,876,109 at December 31, 1996 to $92,499,193 at March 31, 1997.

For the three months ended March 31, 1997, the Company reported net income of $330,367 compared to net income of $200,088 for the three months ended March 31, 1996, or an increase of 65.1%. Fully diluted net income per share for the quarter ended March 31, 1997 was $.26, compared to $.28 per share in the first quarter of 1996.

The Company's improved earnings performance resulted from (i) an increase in earning assets funded from the net proceeds of the public offering completed in May 1996 and the use of repurchase agreements, (ii) improvement in asset quality reflected by decreases in nonperforming loans, nonperforming assets, and net loan charge-offs, and (iii) controlled overhead spending.


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

                                                                   AS OF AND FOR THE     AS OF AND FOR THE
                                                                  THREE MONTHS ENDED        YEAR ENDED
                                                                       MARCH 31,            DECEMBER 31,
                                                                       ---------            ------------
                                                                    1997     1996               1996
                                                                    ----     ----               ----
                                                                              (DOLLARS IN THOUSANDS)
    Nonperforming loans........................................   $  289   $  515            $   428
    Other real estate owned....................................      760    1,265                676
    Total nonperforming assets.................................    1,049    1,780              1,104
    Loans 30-89 days delinquent................................      533      250                196
    Nonperforming assets to total assets.......................     0.91%    1.78%              0.95%
    Nonperforming loans to total loans.........................     0.42%    0.77%              0.64%
    Net loan charge-offs to average loans......................     0.01%    0.08%              0.19%
    Allowance   for  possible   loan losses to total loans.....     1.84%    1.45%              1.78%
    Allowance for possible loan losses
      to nonperforming loans...................................   439.18%  172.06%            280.35%

The following represents the activity in the allowance for possible loan losses for the three months ended March 31, 1997:

                                                                  BANK            ACQUIRED                TOTAL
                                                                  ----            --------                -----
    Balance at December 31, 1996......................     $1,199,617             $742,840             $1,942,457
    Provision for Possible loan losses................         75,000          -----------                 75,000
    Charge-offs.......................................        (17,130)             (28,654)               (45,784)
    Recoveries........................................         10,019               (1,984)                 8,035
                                                               ------               ------                  -----
    Balance at March 31, 1997.........................     $1,267,506             $712,202             $1,979,708
                                                           ==========             ========             ==========


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

DEPOSITS

Total deposits decreased $1,376,916 during the three months ended March 31, 1997 from $93,876,109 at December 31, 1996, to $92,499,193 at March 31, 1997. Demand,
Savings and Money Market accounts remained relatively flat while the majority of the decrease occurred within Time Deposits. This decrease was primarily the result of a competititve deposit pricing environment.


RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $1,274,041 at March 31, 1997, compared to $1,053,022 for the first quarter of 1996. This increase was the result of an increase in interest earning assets which was partially offset by a decrease in net interest margin.

The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                              1997                                      1996
                                                 ----------------------------------     -----------------------------------
                                                            INTEREST       AVERAGE                    INCREASE      AVERAGE
                                                 AVERAGE    INCOME/         YIELD/      AVERAGE       INCOME/        YIELD
                                                 BALANCE    EXPENSE         RATE        BALANCE       EXPENSE         RATE
                                                                           (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
  Loans ......................................    $73,625    $1,770         9.62%       $65,773        $1,621         9.86%
  Investment securities taxable - AFS.........     27,479       445         6.48         12,169      191 6.28
  Investment securities taxable - HTM.........     12,975       185         5.70         12,667           169         5.34
  Securities purchased under agreements to
    resell....................................      2,629        31         4.72          3,260            41         5.03
  Federal Home Loan Bank Stock................        349         6         6.88            348             1         1.15
                                                      ---         -         ----            ---             -         ----
TOTAL INTEREST-EARNING ASSETS.................    117,057     2,437         8.33         94,217         2,023         8.59

NONINTEREST-EARNING ASSETS:
  Cash and due from banks.....................      1,366                                 1,827
  Premises and equipment......................      1,671                                 1,805
  Other real estate owned.....................        799                                 1,391
  Allowance for possible loan losses..........     (1,883)                               (1,858)
  Other assets................................      1,098                                 1,021
                                                    -----                                 -----
TOTAL NONINTEREST-EARNING ASSETS..............      3,051                                 4,186
                                                    -----                                 -----
TOTAL ASSETS..................................   $120,108                               $98,403
                                                 ========                               =======

INTEREST - BEARING LIABILITIES:
  Deposits:
    Interest bearing demand and NOW
      deposits................................     $2,919        14         1.92        $ 2,414            12         1.99
    Savings deposits..........................     18,193       119         2.62         19,626           129         2.63
    Money market deposits.....................      1,497         9         2.40          1,754            10         2.28
    Time deposits.............................     59,207       796         5.38         52,890           757         5.73
  Securities sold under agreements to
    repurchase................................     10,778       160         5.94          -----          ----        -----
  Senior debenture............................      2,927        65         8.88          2,876            62         8.62
                                                    -----        --         ----          -----            --         ----
TOTAL INTEREST-BEARING LIABILITIES............     95,521     1,163         4.87         79,560           970         4.88

NONINTEREST-BEARING LIABILITIES:
  Noninterest-bearing deposits................     11,510                                10,943
  Other liabilities...........................        399                                   632
                                                      ---                                   ---
TOTAL NONINTEREST-BEARING LIABILITIES.........     11,909                                11,575
STOCKHOLDERS' EQUITY..........................     12,678                                 7,268
                                                   ------                                 -----
TOTAL LIABILITIES AND STOCKHOLDERS'
  equity......................................   $120,108                               $98,403
                                                 ========                               =======
NET INTEREST INCOME...........................               $1,274                                  $  1,053
                                                             ======                                  ========
NET INTEREST SPREAD...........................                              3.46%                                     3.71%
                                                                            ====                                      ====
NET INTEREST MARGIN...........................                              4.35%                                     4.47%
                                                                           ====                                      ====


Total interest income for the three months ended March 31, 1997 was $2,437,399, compared to $2,023,247 for the same three month period of the prior year. This increase of $414,152, or 20.5%, was primarily the result of a $22,840,000 increase in quarterly average interest-earning assets, offset somewhat by a 26 basis point reduction in yields on earning assets to 8.33% during the first quarter of 1997 compared to 8.59% during the first quarter of 1996. The increase in average interest-earning assets was funded primarily from the net proceeds of the second quarter 1996 public offering of $4.5 million; the leveraging, to some extent, of the net proceeds of the public offering through the execution of securities sold under agreements to repurchase in the amount of $10.8 million; and a $5.7 million increase in average interest and noninterest-bearing deposits. The decline in yields on interest-earning assets was largely due to the origination or repricing of loans in a lower interest rate environment, along with a shift in earning asset mix, wherein the higher-yielding loan portfolio comprised 62.9% of total average interest-earning assets for the first quarter of 1997, as compared to 69.8% during the first quarter of 1996.

Total interest expense for the three months ended March 31, 1997 was $1,163,358, compared to $970,225 for the same period of 1996. This increase of $193,133, or 19.9%, was solely attributable to a $15,961,000 increase in average interest-bearing liabilities. Although a shifting of interest-bearing liabilities occurred within various deposit catagories, growth within deposits occurred in time deposits in a lower interest rate environment. This offset the increase in securities sold under agreements to repurchase at rates higher than the overall cost of funds. Effectively, the Company's rate on interest-bearing liabilities remained unchanged at 4.87% for the first quarter of 1997, compared to 4.88% for the first quarter of 1996.

Despite a 25 basis point reduction in net interest spread, the Company's net interest margin decreased 12 basis points to 4.35% for the three months ended March 31, 1997, compared to 4.47% for the three months ended March 31, 1996. The diminished decrease in margins relative to spreads is primarily attributable to the utilization within earning assets of the increase in noninterest-bearing deposits and stockholders' equity.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $75,000 for the three months ended March 31, 1997, as compared to $70,000 during the same period of the prior year. Despite improvement in asset quality, the provision remained flat in order to provide for the overall growth of the loan portfolio.

NONINTEREST INCOME

Total noninterest income totaled $123,398 for the three months ended March 31, 1997 as compared to $111,821 during the same period of the prior year. Service charges on deposits increased $6,890 primarily due to increased volumes in transaction accounts.


NONINTEREST EXPENSE

Total noninterest expense decreased $3,242 or .4% to $804,626 from $807,868 during the three month period ended March 31, 1997 and March 31, 1996, respectively.

Salaries and employee benefits increased $8,187 to$428,120 from $419,933. This increase was primarily attributed to salary adjustments and adoption of an employee savings incentive (401K) plan, both effective on January 1, 1997. Occupancy expense decreased $10,942 to $88,474 from $99,416, mainly due to lower snow removal and winter related repair costs. Carrying and disposition costs related to other real estate owned (OREO) decreased $10,969, or 39.1%, to $17,120 from $28,089. This decrease bears a direct correlation to OREO which declined 39.9% to $760,176 at March 31, 1997, from $1,265,310 at March 31, 1996.

INCOME TAXES

Income taxes for the three months ended March 31, 1997 were 36.2% of pretax income, compared to 30.3% for the comparable period of 1996. The lower effective tax rate in 1996 was the result of the reversal of excess federal tax reserves.

CAPITAL ADEQUACY

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of March 31, 1997:

                                     REGULATORY
                                     MINIMUM (2)       ACTUAL
                                     -----------       ------
         The Company (1)
              Risk-based:
                 Tier 1............      4.00%         16.32%
                 Totals............      8.00          17.57
              Leverage.............      3.00          10.61

         The Bank
              Risk-based:
                 Tier 1............      4.00%         15.18%
                 Totals............      8.00          16.43
                 Leverage..........      3.00          10.16

-------------------------

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

At December 31, 1996, the most recent date for which this information is available, the Company's one year static gap position was a negative $15,124,000 or 12.46% of total assets.

LIQUIDITY

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At March 31, 1997, the Company had $30,479,501, or 25.3% of assets in cash and cash equivalents and investments classified available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $8,960,000 at March 31, 1997, of which $2,022,000 was in the form of an overnight Line of Credit.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 - OTHER INFORMATION

Not applicable.



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         EXHIBIT NUMBER                                    DESCRIPTION
         --------------                                    -----------
             10.12                                Service Agreement dated as of
                                                   April 1, 1997 by and between
                                                      First Bank and Trust
                                                      Company and BISYS, Inc.
                                                  (Confidential treatment to be
                                                  requested for certain portions
                                                   of the Exhibit) Computation
             11                                       of Per Share Earnings
             27                                      Financial Data Schedule

(b)     Reports on Form 8-K

            None



                                   SIGNATURES


Under the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           First Financial Corp.


May 9, 1997                             \s\ Patrick J. Shanahan, Jr.
-----------                             ----------------------------
Date                                    Patrick J. Shanahan, Jr.
                                        President and Chief Executive Officer

May 9, 1997                             \s\ John A. Macomber
-----------                             --------------------
Date                                    John A. Macomber
                                        Vice President, Treasurer
                                        and Chief Financial Officer




