Form 10-Q
period 1997-06-30
FIRST FINANCIAL CORP /RI/
filed 1997-08-13
CIK 354948

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1997     Commission file number  0-27878


                             First Financial Corp.
             (Exact name of registrant as specified in its charter)


          RHODE ISLAND                                        05-0391383
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           Identification No.)


180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                 02903
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
   X    Yes        No
--------    -------

At July 31, 1997, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.




                             FIRST FINANCIAL CORP.
                                     INDEX


                                                                                         PAGE

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements .........................................................    1

Consolidated Balance Sheets - June  30, 1997 and December 31, 1996 ....................    1

Consolidated Statements of Income - Three months and six months ended June 30, 1997 and
     1996 .............................................................................    2

Consolidated Statements of Stockholders' Equity - Six months ended
     June 30, 1997 and year ended December 31, 1996 ...................................    3

Consolidated Statements of Cash Flows - Six months ended June 30, 1997 and 1996 .......    4

Notes to Consolidated Financial Statements - June 30, 1997 ............................    5

Item 2 - Management's Discussion and Analysis of Financial Condition and
    Results of Operations .............................................................    6

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ............................................................   13

Item 2 - Changes in Securities ........................................................   13

Item 3 - Defaults Upon Senior Securities ..............................................   13

Item 4 - Submission of Matters to a Vote of Security Holders ..........................   13

Item 5 - Other Information ............................................................   14

Item 6 - Exhibits and Reports on Form 8-K .............................................   14

SIGNATURES ............................................................................   15

EXHIBITS

Computation of per share earnings - Exhibit 11 ........................................   16

Financial Data Schedule - Exhibit 27 ..................................................   17






PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1997          1996
                                                                           ----          ----
                                                                        (UNAUDITED)
                                        ASSETS
CASH AND DUE FROM BANKS ............................................   $  3,575,697   $  1,988,713
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL ....................      1,478,000      2,376,000
LOANS HELD FOR SALE ................................................           --          160,000
SECURITIES:
    Held-to-maturity (market value: $11,642,824 and $13,747,464) ...     11,664,939     13,780,519
    Available-for sale (amortized cost: $25,847,636 and $28,354,439)     25,940,510     28,411,326
                                                                       ------------   ------------
            Total investment securities ............................     37,605,449     42,191,845
FEDERAL HOME LOAN BANK STOCK .......................................        447,700        348,100
LOANS:
    Commercial .....................................................      6,007,343      5,074,679
    Commercial real estate .........................................     43,716,764     40,225,717
    Residential real estate ........................................     22,187,439     22,978,397
    Home equity lines of credit ....................................      2,979,470      3,088,134
    Consumer .......................................................      1,002,461      1,236,216
                                                                       ------------   ------------
                                                                         75,893,477     72,603,143
    Less - Unearned discount .......................................         64,127         66,716
    Allowance for possible loan losses .............................      1,914,019      1,942,457
                                                                       ------------   ------------
            Net loans ..............................................     73,915,331     70,593,970
OTHER REAL ESTATE OWNED ............................................        537,190        675,607
PREMISES AND EQUIPMENT, net ........................................      2,191,110      1,645,280
OTHER ASSETS .......................................................      1,696,184      1,433,485
                                                                       ------------   ------------
TOTAL ASSETS .......................................................   $121,446,661   $121,413,000
                                                                       ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Demand ..........................................................   $ 11,371,160   $ 11,270,046
   Savings and money market accounts ...............................     23,051,726     22,749,700
   Time deposits ...................................................     59,040,517     59,856,363
                                                                       ------------   ------------
           Total deposits ..........................................     93,463,403     93,876,109
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE .....................     10,778,000     10,778,000
ACCRUED EXPENSES AND OTHER LIABILITIES .............................      1,151,592      1,294,594
SENIOR DEBENTURE ...................................................      2,921,635      2,894,396
                                                                       ------------   ------------
STOCKHOLDERS' EQUITY:
   Common Stock, $1 par value
        Authorized - 5,000,000 shares
        Issued - 1,328,041 shares ..................................      1,328,041      1,328,041
   Surplus .........................................................      4,431,380      4,431,380
   Retained earnings ...............................................      7,463,846      6,923,308
   Unrealized gain on securities available-for-sale, net of taxes ..         55,724         34,132
                                                                       ------------   ------------
                                                                         13,278,991     12,716,861
   Less - Treasury stock, at cost, 66,800 shares ...................        146,960        146,960
                                                                       ------------   ------------
          Total stockholders' equity ...............................     13,132,031     12,569,901
                                                                       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $121,446,661   $121,413,000
                                                                       ============   ============



The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                       JUNE 30,                  JUNE  30,
                                                               ----------------------    -----------------------
                                                                                 (UNAUDITED)
                                                                  1997         1996        1997          1996
                                                                  ----         ----        ----          ----
INTEREST INCOME:
    Interest and fees on loans .............................   $3,612,979   $3,306,431   $1,843,020   $1,684,681
    Interest on investment securities -
             U.S. Government and agency obligations ........      779,315      686,675      382,426      354,312
             Collateralized mortgage obligations ...........       57,372       58,933       26,328       32,008
             Mortgage backed securities ....................      397,199         --        194,645         --
    Marketable equity securities and other .................       16,129        7,480        9,984        5,842
    Interest on cash equivalents ...........................       69,618       97,898       38,810       57,327
                                                               ----------   ----------   ----------   ----------
             Total interest income .........................    4,932,612    4,157,417    2,495,213    2,134,170
                                                               ----------   ----------   ----------   ----------

INTEREST EXPENSE:
    Interest on deposits ...................................    1,887,693    1,834,027      949,143      925,896
    Interest on repurchase agreements ......................      325,262         --        165,500         --
    Interest on debenture ..................................      131,789      126,347       66,743       64,253
                                                               ----------   ----------   ----------   ----------
            Total interest expense .........................    2,344,744    1,960,374    1,181,386      990,149
                                                               ----------   ----------   ----------   ----------
            Net interest income ............................    2,587,868    2,197,043    1,313,827    1,144,021
PROVISION FOR POSSIBLE LOAN LOSSES .........................      150,000      175,000       75,000      105,000
                                                               ----------   ----------   ----------   ----------
            Net interest income after provision for possible
              loan losses ..................................    2,437,868    2,022,043    1,238,827    1,039,021
                                                               ----------   ----------   ----------   ----------

NONINTEREST INCOME:
    Service charges on deposits ............................      160,384      149,983       77,329       74,818
    Gain on sale of securities .............................         --           --           --           --
    Gain on loan sales .....................................       15,823       15,973       15,823       15,973
    Other ..................................................       60,671       63,059       20,328       26,403
                                                               ----------   ----------   ----------   ----------
                Total noninterest income ...................      236,878      229,015      113,480      117,194
                                                               ----------   ----------   ----------   ----------

NONINTEREST EXPENSE:
     Salaries and employee benefits ........................      878,362      823,159      450,242      403,226
     Occupancy expense .....................................      185,107      187,482       96,633       88,066
     Equipment expense .....................................       99,419      103,066       49,226       51,540
     Other real estate owned net losses, and expenses ......       24,044       39,925        6,924       11,836
     Computer services .....................................       84,170       82,364       42,956       40,474
     Deposit insurance assessments .........................        4,870          500        2,435          500
     Other operating expenses ..............................      354,208      347,542      177,138      180,528
                                                               ----------   ----------   ----------   ----------
               Total noninterest expense ...................    1,630,180    1,584,038      825,554      776,170
                                                               ----------   ----------   ----------   ----------
               Income before provision for income taxes ....    1,044,566      667,020      526,753      380,045
PROVISION FOR INCOME TAXES .................................      377,903      220,426      190,457      133,539
                                                               ----------   ----------   ----------   ----------
NET INCOME .................................................   $  666,663   $  446,594   $  336,296   $  246,506
                                                               ==========   ==========   ==========   ==========

Earnings per share .........................................   $     0.53   $     0.52   $     0.27   $     0.25
                                                               ==========   ==========   ==========   ==========
Dividends declared per share ...............................   $     0.10   $     0.06   $     0.05   $     0.03
                                                               ==========   ==========   ==========   ==========
Weighted average common and common stock equivalent
     Shares outstanding ....................................    1,261,241      856,474    1,261,241    1,001,465
                                                               ==========   ==========   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY





                                                                                 UNREALIZED
                                                                              GAIN ON SECURITIES                      TOTAL
                                          COMMON                   RETAINED   AVAILABLE FOR SALE,    TREASURY      STOCKHOLDERS'
                                          STOCK       SURPLUS      EARNINGS     NET OF TAXES          STOCK           EQUITY
                                          -----       -------      --------     ------------          -----           ------
Balance, December 31, 1995 .........   $  750,000   $  500,000    $6,013,638     $   74,911        $ (146,960)     $ 7,191,589
Net income .........................         --           --       1,043,677           --                 --         1,043,677
Dividends ($.12 per share) .........         --           --        (134,007)          --                 --          (134,007)
Exercise of stock options and
    related tax effect .............       28,041      (41,744)         --             --                 --           (13,703)
Issuance of 550,000 shares of
    common stock, net of offering
    costs ..........................      550,000    3,973,124          --             --                 --         4,523,124
Change in net unrealized gain on
    securities available-for-sale ..         --           --            --          (40,779)              --           (40,779)
                                       ----------   ----------    ----------     ----------        -----------     -----------
Balance, December 31, 1996 .........    1,328,041    4,431,380     6,923,308         34,132           (146,960)     12,569,901

Net income .........................         --           --         666,663           --                 --           666,663
Dividends  declared ($.10 per
    share) .........................         --           --        (126,125)          --                 --          (126,125)
Change in net unrealized gain
    on securities available-for-sale         --           --            --           21,592               --            21,592
                                       ----------   ----------    ----------     ----------        -----------     -----------
Balance, June 30, 1997 .............   $1,328,041   $4,431,380    $7,463,846     $   55,724         $ (146,960)    $13,132,031
                                       ==========   ==========    ==========     ==========        ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                      1997          1996
                                                                      ----          ----
                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ................................................   $    666,663    $    446,594
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses ........................        150,000         175,000
    Depreciation and amortization .............................        106,594          92,882
    Accretion of discount on debenture ........................        100,736         126,347
    Net (accretion) on investment securities held-to-maturity .         (6,265)         (2,794)
    Net (accretion) on investment securities available-for-sale        (42,559)        (45,214)
    Gains on sale of OREO .....................................         (2,017)        (11,689)
    Gain on sales of loans ....................................        (15,823)        (15,973)
    Proceeds from sales of loans ..............................        399,908         338,139
    Loans originated for sale .................................       (224,085)       (765,147)
    Net (decrease) in unearned discount .......................         (2,589)        (12,590)
    Net (increase)  in other assets ...........................       (262,699)       (153,077)
    Net increase (decrease) in deferred loan fees .............         31,199          (5,064)
    Net (decrease) in accrued expenses and other liabilities ..       (256,120)        (76,633)
                                                                  ------------    ------------
        Net cash provided by operating activities .............        642,943          90,781
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock ...................        (99,600)           --
   Proceeds from maturities of investment securities
       held-to-maturity .......................................      4,121,845       6,974,314
   Proceeds from maturities of investment securities
       available-for-sale .....................................     14,931,609      13,400,000
   Purchase of investment securities held-to-maturity .........     (2,000,000)     (6,793,569)
   Purchase of investment securities available-for-sale .......    (12,382,247)    (16,567,868)
   Net increase in loans ......................................     (3,660,971)     (3,200,269)
   Purchase of premises and equipment .........................       (652,424)        (11,002)
   Sales of OREO ..............................................        301,434         370,189
                                                                  ------------    ------------
        Net cash provided by (used in) investing activities ...        559,646      (5,828,205)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand accounts .................        101,114      (1,124,637)
   Net increase (decrease) in savings and money market accounts        302,026        (198,713)
   Net (decrease) increase in time deposits ...................       (815,846)      4,130,105
   Net proceeds on issuance of common stock ...................           --         4,646,235
   Exercise of stock options ..................................           --           (13,703)
   Dividends paid .............................................       (100,899)        (20,496)
                                                                  ------------    ------------
Net cash (used in) provided by financing activities ...........       (513,605)      7,418,791
                                                                  ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................        688,984       1,681,367
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD ....................................................      4,364,713       2,901,249
                                                                  ------------    ------------
CASH AND CASH EQUIVALENTS, END
    OF  PERIOD ................................................   $  5,053,697    $  4,582,616
                                                                  ============    ============

SUPPLEMENTAL  DISCLOSURE OF CASH
   FLOW INFORMATION:
   Interest paid ..............................................   $  2,286,495    $  1,802,001
                                                                  ============    ============
   Income taxes paid ..........................................   $    515,687    $    164,250
                                                                  ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
   Transfer of loans to OREO ..................................   $    161,000    $     70,000
                                                                  ============    ============

The accompanying notes are an integral part of these consolidated financial statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDING JUNE 30, 1997

(1)     BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period.

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

(3)     DIVIDEND DECLARATION

On May 19, 1997 the Company declared dividends of $63,062 or $.05 per share to all common stockholders of record on June 16, 1997, payable on July 2, 1997.

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


The following table presents the earnings per share computations as reported and pro forma for the three months and six months ended June 30,1997 and 1996.



                                                                SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                                    JUNE 30,                         JUNE 30,
                                                             ------------------------        -------------------------
                                                               1997          1996              1997           1996
                                                               ----          ----              ----           ----

        Average shares outstanding ...................       1,261,241        835,650        1,261,241         988,101
        Average dilutive option shares ...............            --           20,824             --            13,364
                                                            ----------       --------       ----------      ----------
             Total average shares ....................       1,261,241        856,474        1,261,241       1,001,465
                                                            ==========       ========       ==========      ==========

        Net income ...................................      $  666,663       $446,594       $  336,296      $  246,506
                                                            ==========       ========       ==========      ==========

        As Reported:
             Earnings per share ......................           $0.53          $0.52            $0.27           $0.25
                                                            ==========       ========       ==========      ==========

        Pro Forma:
            Basic earnings per share .................           $0.53          $0.53            $0.27           $0.25
                                                            ==========       ========       ==========      ==========

            Diluted earnings per share ...............           $0.53          $0.52            $0.27           $0.25
                                                            ==========       ========       ==========      ==========




In January 1997, the Bank entered into a definitive agreement with Wal-Mart Stores, Inc. of Bentonville, Arkansas, pursuant to which the Bank agreed to open de novo branch offices in two Wal-Mart Stores located in Rhode Island.

On June 23, 1997, the Bank opened the first Wal-Mart in-store branch located at 1031 Ten Rod Road, North Kingstown, Rhode Island. The branch is a full-service retail branch offering all of the retail products offered at the Bank's three other branch offices, including checking and savings accounts, consumer loans, and mortgages. The branch is open seven days a week and includes a full service automated teller machine (ATM). The Company is currently discussing with Wal-Mart the opening of the second branch in the Wal-Mart store in Warwick, Rhode Island.

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

SUMMARY

Total assets remained virtually flat at $121,446,661 at June 30, 1997 compared to $121,413,000 at December 31, 1996. The loan portfolio increased $3,290,334 or 4.5% from $72,603,143 at December 31, 1996 to $75,893,477 at June 30, 1997. The
loan growth was primarily funded from Securities and Cash and Cash Equivalents which decreased $3,897,412 from $46,556,558 at December 31,1996 to $42,191,845 at June 30, 1997. Total deposits decreased $412,706 from $93,876,109 at December 31, 1996 to $93,463,403 at June 30, 1997.

 For the three months ended June 30, 1997, the Company reported net income of $336,296 compared to net income of $246,506 for the three months ended June 30, 1996. Fully diluted net income per share for the quarter ended June 30, 1997, was $.27 as compared to $.25 per share for the same three month period of the prior year. Net income for the six months ended June 30, 1997, amounted to $666,663 compared to net income of $446,594 for the six months ended June 30, 1996. Fully diluted net income per share for the six months ended June 30, 1997, was $.53 compared to $.52 per share for the six months ended June 30, 1996.

The Company's improved earnings performance for the three months and six months ended June 30, 1997, as compared to the three months and six months ended June 30, 1996, resulted from (i) an increase in earning assets funded by the net proceeds of the Company's public offering; the use of repurchase agreements and; an increase in deposits (ii) increased loan originations and (iii) improvement in asset quality and attendant reduction in the provision for possible loan losses.


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


                                                                AS OF AND FOR THE              AS OF AND FOR THE
                                                                 SIX MONTHS ENDED                 YEAR ENDED
                                                                    JUNE 30,                      DECEMBER 31,
                                                           ----------------------------        -----------------
                                                             1997               1996                 1996
                                                             ----               ----                 ----
                                                                         (DOLLARS IN THOUSANDS)

Nonperforming loans ...................................    $   339            $     311            $     428
Other real estate owned ...............................    $   537            $   1,182            $     676
Total nonperforming assets ............................    $   876            $   1,493            $   1,104
Loans 30-89 days delinquent ...........................    $   405            $     833            $     196
Nonperforming assets to total assets ..................       0.75%                1.45%                0.95%
Nonperforming loans to total loans ....................       0.48%                0.50%                0.64%
Net loan charge-offs to average loans .................       0.01%                0.07%                0.19%
Allowance for possible loan losses to total loans .....       1.89%                1.59%                1.78%
Allowance for possible loan losses
   to nonperforming loans .............................     397.04%              318.05%              280.35%


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


                                                SIX MONTHS ENDED             THREE MONTHS ENDED
                                                    JUNE 30,                      JUNE 30,
                                             -------------------------    -------------------------
                                                1997           1996         1997           1996
                                                ----           ----         ----           ----
     Balance at beginning of period.......   $1,199,617     $  861,693    $1,267,506     $  885,540
            Provision.....................      150,000        175,000        75,000        105,000
           Loan charge-offs...............      (26,829)       (63,064)       (9,699)       (15,934)
           Recoveries.....................       22,689         14,716        12,670        13 ,739
                                             ----------     ----------    ----------     ----------
    Balance at end of period..............    1,345,477        988,345     1,345,477        988,345
                                             ----------     ----------    ----------     ----------

Acquired Reserve:
   Balance at beginning of period.........      742,840        966,347       712,202        872,257
   Loan charge-offs.......................     (169,695)      (205,289)     (141,041)      (106,808)
   Recoveries.............................       (4,603)         6,900        (2,619)         2,509
                                             ----------     ----------    ----------     ----------
                                                568,542        767,958       568,542        767,958
                                             ----------     ----------    ----------     ----------

Total Reserve.............................   $1,914,019     $1,756,303    $1,914,019     $1,756,303
                                             ==========     ==========    ==========     ==========


As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At June 30, 1997, the remaining balance of acquired loans was $4,813,282.


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

DEPOSITS AND OTHER BORROWINGS

Total deposits decreased $412,706 during the six months ended June 30, 1997, from $93,876,109 at December 31, 1996, to $93,463,403 at June 30, 1997. Demand,
savings and money market accounts increased $403,140 during the six months ended June 30, 1997, while time deposits decreased $815,846 during the same period.

Securities sold under agreements to repurchase remained unchanged at June 30, 1997, compared to December 31, 1996, at $10,778,000.








RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $2,587,868 for the six months ended June 30, 1997, compared to $2,197,043 for the six months ended June 30, 1996. This increase was the result of an increase in interest earning assets offset somewhat by a decrease in net interest spreads.


The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.



                                                                           SIX MONTHS ENDED JUNE 30,
                                                  -------------------------------------------------------------------------
                                                                 1997                                       1996
                                                  ------------------------------------       ------------------------------
                                                                INTEREST        AVERAGE                  INTEREST    AVERAGE
                                                  AVERAGE        INCOME/        YIELD/        AVERAGE     INCOME/     YIELD/
                                                  BALANCE        EXPENSE         RATE         BALANCE     EXPENSE      RATE
                                                  -------        -------         ----         -------     -------      ----
                                                                              (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans .....................................    $74,249         $3,613          9.73%       $66,622      $ 3,306     9.92%
   Investment securities taxable - AFS........     26,810            865          6.45         13,102          409     6.24
   Investment securities taxable - HTM........     12,597            371          5.89         12,818          337     5.26
   Securities purchased under agreements to
             resell...........................      2,828             70          4.95          3,939           98     4.98
   Federal Home Loan Bank Stock and other ....        540             14          5.19            348            7     4.02
                                                 --------         ------          ----       --------      -------     ----
TOTAL INTEREST-EARNING ASSETS ................    117,024          4,933          8.43         96,829        4,157     8.59
                                                                  ------          ----                     -------     ----

NONINTEREST-EARNING ASSETS:
    Cash and due from banks...................      2,047                                       1,896
    Premises and equipment....................      1,868                                       1,784
    Other real estate owned...................        731                                       1,301
    Allowance for possible loan losses........     (1,982)                                     (1,837)
    Other assets..............................      1,038                                       1,079
                                                 --------                                    --------
TOTAL NONINTEREST-EARNING ASSETS..............      3,702                                       4,223
                                                 --------                                    --------
TOTAL ASSETS..................................   $120,726                                    $101,052
                                                 ========                                    ========

INTEREST - BEARING LIABILITIES:
    Deposits:
             Interest bearing demand and NOW
               deposits.......................   $  3,144             30          1.91%      $  2,467           24     1.95%
             Savings deposits.................     18,093            237          2.62         19,660          261     2.66
             Money market deposits............      1,447             17          2.35          1,666           20     2.40
Time deposits.................................     58,905          1,604          5.45         54,635        1,529     5.60
     Securities sold under agreements to
            repurchase........................     10,778            325          6.03           --            --       --
     Senior debenture.........................      2,932            132          9.00          2,878          126     8.76
                                                 --------         ------          ----       --------      -------     ----
TOTAL INTEREST-BEARING LIABILITIES............     95,299          2,345          4.92         81,306        1,960     4.82
                                                                  ------          ----                     -------     ----

NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits.............      11,807                                      10,695
    Other liabilities........................         825                                         584
                                                 --------                                    --------
Total noninterest-bearing liabilities........      12,632                                      11,279
Stockholders' equity.........................      12,795                                       8,467
                                                 --------                                    --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...    $120,726                                    $101,052
                                                 ========                                    ========
NET INTEREST INCOME..........................    $  2,588                                    $  2,197
                                                 ========                                    ========
NET INTEREST SPREAD..........................                                     3.51%                                3.77%
                                                                                  ====                                 ====
NET INTEREST MARGIN..........................                                     4.42%                                4.54%
                                                                                  ====                                 ====

Total interest income for the three months ended June 30, 1997 was $2,495,213, compared to $2,134,170 for the same three month period of the prior year. This increase of $361,043 is primarily the result of a $17,550,000 increase in quarterly average interest-earning assets offset by a decrease of .06% in the quarterly yield on interest earning assets. During the three months ended June 30, 1996 the Company satisfactorily resolved a non-accruing loan and recorded nearly $47,000 in cash basis interest income. This transaction accounted for approximately .20% to the quarterly yield on interest-earning assets. Total interest income for the six months ended June 30, 1997, was $4,932,612, compared to $4,157,417 for the six months ended June 30, 1996. This increase of $775,195 or 18.6% is primarily attributed to a $20.2 million or 20.9% increase in average interest-earning assets to $117.0 million from $96.8 million offset by a .16% decrease in yield on interest-earning assets. The decrease in yield is primarily the result of a $13.5 million increase in investment securities at yields lower than the blended yield on average interest-earning assets.

Total interest expense for the three months ended June 30, 1997 was $1,181,386, compared to $990,149 for the same period of the prior year. This increase of $191,237 or 19.3% is solely related to a $12.0 million increase in quarterly average interest-bearing liabilities. During the three months ended June 30, 1997, the quarterly average cost of funds approximated 4.97% as compared to 4.76% for the same quarter of the prior year. The primary reason for this .21% increase in quarterly cost of funds rates relates to the $10.8 million increase in securities sold under agreements to repurchase at rates higher than the blended rate on average interest-bearing liabilities. For the six months ended June 30, 1997, total interest expense was $2,344,744 as compared to $1,960,374 for the same six month period of 1996. This increase of $384,370 or 19.6% is attributable to $14.0 million increase in average interest-bearing liabilities to $95.3 million for the six months ended June 30, 1997, compared to $81.3 million for the same six month period of the prior year.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $75,000 for the three months ended June 30, 1997, compared to $105,000 during the same three month period of the prior year. For the six months ended June 30, 1997 and 1996, the provision for possible loan losses amounted to $150,000 and $175,000, respectively. The decrease in the provision for both the three months and six months ended June 30, 1997, as compared to the same periods of the prior year is the result of improvement in asset quality reflected by decreases in nonperforming assets, net loan charge-offs, and increases in the percentage of the allowance for possible loan losses to total loans and to nonperforming loans.

NONINTEREST INCOME

Total noninterest income decreased $3,714 or 3.2% to $113,480 from $117,194 during the three months ended June 30, 1997, and June 30, 1996, respectively. Total noninterest income increased $7,863 to $236,878 from $229,015 for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, respectively.

NONINTEREST EXPENSE

Total noninterest expense amounted to $825,554 and $776,170 for the three months ended June 30, 1997 and 1996, respectively. This increase of $49,384 or 6.4% primarily relates to a $47,016 increase in salaries and employee benefits attributable to an increase in staff levels (46 full-time equivalent employees at June 30, 1997 compared to 42 at June 30, 1996) and the adoption of a qualified savings incentive plan under Internal Revenue Code Section 401(K), effective January 1, 1997.


For the six months ended June 30, 1997, total noninterest expense increased $46,142 or 2.9% to $1,630,180 from $1,584,038 for the six months ended June 30,
1996. Although other categories of noninterest expense increased or decreased by relatively small amounts, salaries and employee benefits increased $55,203 and are solely responsible for the overall increase in noninterest expense. During the first six months of 1997 the Bank hired an additional commercial loan officer. The Bank also hired retail personnel to staff the newly opened Wal-Mart in-store branch. Further, the January 1, 1997 adoption of a 401(K) Plan increased benefit costs by $17,576 for the first six months of 1997.

INCOME TAXES

Income taxes for the three months ended June 30, 1997, were $190,457 or 36.2% of pretax income, compared to $133,539 or 35.1% of pretax income for the three months ended June 30, 1996. For the six months ended June 30, 1997 and 1996, income taxes were $377,903 and $220,426, respectively, or 36.2% and 33.0% of pretax income, respectively. The higher effective tax rates in 1997 are primarily due to proportionately less Bank income sheltered from state income taxes.

CAPITAL ADEQUACY

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of June 30, 1997:


                                                REGULATORY
                                                MINIMUM (2)     ACTUAL
                                                -----------     ------

        The Company (1)
            Risk-based:
                     Tier 1 .................      4.00%        16.38%
                     Totals .................      8.00         17.63
            Leverage ........................      3.00         10.84

        The Bank
            Risk-based:
                    Tier 1...................      4.00%        15.27%
                    Totals...................      8.00         16.52
            Leverage.........................      3.00         10.42

(1) The regulatory capital guidelines with respect to bank holding companies are not applicable unless the bank holding company has either consolidated assets in excess of $150 million or either: (i) engages in any bank activity involving significant leverage; or (ii) has a significant amount of outstanding debt that is held by the general public. Otherwise, the Federal Reserve Board applies its capital adequacyrequirements on a "bank only" basis.

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

At March 31, 1997, the most recent date for which this information is available, the Company's one year static gap position was a negative $12,654,000 or 10.5% of total assets.

LIQUIDITY

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At June 30, 1997, the Company had $30,994,207, or 25.5% of assets in cash and cash equivalents and investments classified available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $8,954,000 at June 30, 1997, of which $2,352,000 was in the form of an overnight Line of Credit.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1997 Annual Meeting of Stockholders on May 14, 1997. The meeting was held for the purpose of: (i) electing Artin Coloian, Esq., John Nazarian, Ph.D., and William P. Shields, Directors of the Company for three years, term expiring at the Annual Meeting in the year 2000 and (ii) ratifying the selection of Arthur Andersen LLP as independent public accountants for the Company for the year 1997.


At the time of the 1997 Annual Meeting there were 1,261,241 shares entitled to vote. Shares voted either in person or by proxy totaled 991,045 shares. The results of the votes cast were as follows:

                                            FOR      AGAINST       ABSTENTION
                                            ---      -------       ----------

(i)   To elect Directors of the Company
      for three years:

      Artin Coloian, Esq.                 990,345                       700
      John Nazarian, Ph.D.                990,095                       950
      William P. Shields                  990,345                       700

(ii)   To select Arthur Andersen LLP
       as independent public accountants
       for the Company for 1997           988,695       400           1,950





In addition, upon completion of the Annual Meeting the Directors' Terms continue as follows:

        NAME                                            TERM TO EXPIRE IN:
        ----                                            ------------------

        Joseph V. Mega                                          1998
        Patrick J. Shanahan, Jr.                                1998
        Raymond F. Bernardo                                     1999
        Joseph A. Keough, Esq.                                  1999
        Peter L. Mathieu, Jr., M.D.                             1999





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

                                 First Financial Corp.


August 13, 1997                  \s\ Patrick J. Shanahan, Jr.
---------------------------      -----------------------------------------------
Date                             Patrick J. Shanahan, Jr.
                                 Chairman, President and Chief Executive Officer



August 13, 1997                  \s\ John A. Macomber
---------------------------      -----------------------------------------------
Date                             John A. Macomber
                                 Vice President, Treasurer
                                 and Chief Financial Officer



