Form 10-Q
period 1997-09-30
FIRST FINANCIAL CORP /RI/
filed 1997-11-12
CIK 354948

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended                            Commission file number
     SEPTEMBER 30, 1997                                          0-27878


                             FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)


RHODE ISLAND                                                     05-0391383
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)


180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                    02903
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
 X   Yes     No
----     ----
At October 31, 1997, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.






                             FIRST FINANCIAL CORP.
                                     INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements................................................  1

Consolidated Balance Sheets - September 30, 1997 and December 31, 1996.......  1

Consolidated Statements of Income - Three months and nine months ended
 September 30, 1997 and 1996.................................................  2

Consolidated Statements of Stockholders' Equity - Nine months ended
 September 30, 1997 and year ended December 31, 1996.........................  3

Consolidated Statements of Cash Flows - Nine months ended September 30, 1997 and 1996....................................................................  4

Notes to Consolidated Financial Statements - September 30, 1997..............  5

Item 2 - Management's Discussion and Analysis of Financial Condition and
    Results of Operations....................................................  6

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................... 12

Item 2 - Changes in Securities............................................... 12

Item 3 - Defaults Upon Senior Securities..................................... 12

Item 4 - Submission of Matters to a Vote of Security Holders................. 12

Item 5 - Other Information................................................... 13

Item 6 - Exhibits and Reports on Form 8-K.................................... 13

SIGNATURES................................................................... 14

EXHIBITS

Computation of per share earnings - Exhibit 11............................... 15

Financial Data Schedule - Exhibit 27......................................... 16








PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS



                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                           1997           1996
                                                                           ----           ----
                                        ASSETS                         (UNAUDITED)

CASH AND DUE FROM BANKS ............................................   $  2,696,059   $  1,988,713
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL ....................      4,390,000      2,376,000
LOANS HELD FOR SALE ................................................           --          160,000
SECURITIES:
    Held-to-maturity (market value: $9,404,959 and $13,747,464) ....      9,404,168     13,780,519
    Available-for sale (amortized cost: $28,873,536 and $28,354,439)     29,057,828     28,411,326
                                                                       ------------   ------------
            Total investment securities ............................     38,461,996     42,191,845
FEDERAL HOME LOAN BANK STOCK .......................................        447,700        348,100
LOANS:
    Commercial .....................................................      5,323,567      5,074,679
    Commercial real estate .........................................     46,207,615     40,225,717
    Residential real estate ........................................     21,811,572     22,978,397
    Home equity lines of credit ....................................      3,112,277      3,088,134
    Consumer .......................................................      1,067,622      1,236,216
                                                                       ------------   ------------
                                                                         77,522,653     72,603,143
    Less - Unearned discount .......................................         70,569         66,716
    Allowance for possible loan losses .............................      1,816,695      1,942,457
                                                                       ------------   ------------
            Net loans ..............................................     75,635,389     70,593,970
OTHER REAL ESTATE OWNED ............................................        702,192        675,607
PREMISES AND EQUIPMENT, net ........................................      2,436,574      1,645,280
OTHER ASSETS .......................................................      1,446,855      1,433,485
                                                                       ------------   ------------
TOTAL ASSETS .......................................................   $126,216,765   $121,413,000
                                                                      =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Demand ..........................................................   $ 12,774,962   $ 11,270,046
   Savings and money market accounts ...............................     22,009,408     22,749,700
   Time deposits ...................................................     63,265,581     59,856,363
                                                                       ------------   ------------
           Total deposits ..........................................     98,049,951     93,876,109
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE .....................     10,555,000     10,778,000
ACCRUED EXPENSES AND OTHER LIABILITIES .............................      1,193,007      1,294,594
SENIOR DEBENTURE ...................................................      2,991,772      2,894,396
                                                                       ------------   ------------
STOCKHOLDERS' EQUITY:
   Common Stock, $1 par value
        Authorized - 5,000,000 shares
        Issued - 1,328,041 shares ..................................      1,328,041      1,328,041
   Surplus .........................................................      4,431,380      4,431,380
   Retained earnings ...............................................      7,703,998      6,923,308
   Unrealized gain on securities available-for-sale, net of taxes ..        110,576         34,132
                                                                       ------------   ------------
                                                                         13,573,995     12,716,861
   Less - Treasury stock, at cost, 66,800 shares ...................        146,960        146,960
                                                                       ------------   ------------
          Total stockholders' equity ...............................     13,427,035     12,569,901
                                                                       ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $126,216,765   $121,413,000
                                                                       ============   ============



The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 NINE MONTHS ENDED        THREE MONTHS ENDED
                                                                   SEPTEMBER 30,             SEPTEMBER  30,
                                                                 -----------------       ---------------------
                                                                 1997          1996        1997          1996
                                                                 ----          ----        ----          ----
                                                                                 (UNAUDITED)
INTEREST INCOME:
    Interest and fees on loans .............................   $5,468,231   $4,986,308   $1,855,252   $1,679,877
    Interest on investment securities -
             U.S. Government and agency obligations ........    1,154,391    1,134,806      375,076      448,131
             Collateralized mortgage obligations ...........       77,953       98,234       20,581       39,301
             Mortgage backed securities ....................      578,640       32,198      181,441       32,198
    Marketable equity securities and other .................       25,989       13,410        9,860        5,930
    Interest on cash equivalents ...........................      107,889      130,321       38,271       32,423
                                                               ----------   ----------   ----------   ----------
             Total interest income .........................    7,413,093    6,395,277    2,480,481    2,237,860
                                                               ----------   ----------   ----------   ----------
INTEREST EXPENSE:
    Interest on deposits ...................................    2,861,917    2,794,146      974,224      960,119
    Interest on repurchase agreements ......................      488,416       23,150      163,154       23,150
    Interest on debenture ..................................      201,926      194,918       70,137       68,571
                                                               ----------   ----------   ----------   ----------
            Total interest expense .........................    3,552,259    3,012,214    1,207,515    1,051,840
                                                               ----------   ----------   ----------   ----------
            Net interest income ............................    3,860,834    3,383,063    1,272,966    1,186,020
PROVISION FOR POSSIBLE LOAN LOSSES .........................      200,000      280,000       50,000      105,000
                                                               ----------   ----------   ----------   ----------
            Net interest income after provision for possible
  loan losses ..............................................    3,660,834    3,103,063    1,222,966    1,081,020
                                                               ----------   ----------   ----------   ----------
NONINTEREST INCOME:
    Service charges on deposits ............................      236,719      227,815       76,335       77,832
    Gain on sale of securities .............................         --           --           --           --
    Gain on loan sales .....................................       15,823       26,742         --         10,769
   Other ...................................................       83,626       88,918       22,955       25,859
                                                               ----------   ----------   ----------   ----------
                Total noninterest income ...................      336,168      343,475       99,290      114,460
                                                               ----------   ----------   ----------   ----------
NONINTEREST EXPENSE:
     Salaries and employee benefits ........................    1,350,268    1,219,076      471,906      395,917
     Occupancy expense .....................................      280,439      273,868       95,332       86,386
     Equipment expense .....................................      156,485      155,230       57,066       52,164
     Other real estate owned net losses, and expenses ......       28,873       44,885        4,829        4,960
     Computer services .....................................      124,796      123,461       40,626       41,097
     Deposit insurance assessments .........................        8,250        1,000        3,380          500
     Other operating expenses ..............................      527,370      525,364      173,162      177,822
                                                               ----------   ----------   ----------   ----------
               Total noninterest expense ...................    2,476,481    2,342,884      846,301      758,846
                                                               ----------   ----------   ----------   ----------
               Income before provision for income taxes ....    1,520,521    1,103,654      475,955      436,634
PROVISION FOR INCOME TAXES .................................      550,645      374,912      172,742      154,486
                                                               ----------   ----------   ----------   ----------
NET INCOME .................................................   $  969,876   $  728,742   $  303,213   $  282,148
                                                               ==========   ==========   ==========   ==========
Earnings per share .........................................   $     0.77   $     0.73   $     0.24   $     0.22
                                                               ==========   ==========   ==========   ==========
Dividends declared per share ...............................   $     0.15   $     0.09   $     0.05   $     0.03
                                                               ==========   ==========   ==========   ==========
Weighted average common and common stock equivalent
     shares outstanding ....................................    1,261,241      992,381    1,261,241    1,261,241
                                                               ==========   ==========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements.



                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                      UNREALIZED
                                                                                   GAIN ON SECURITIES                     TOTAL
                                          COMMON                        RETAINED   AVAILABLE FOR SALE,   TREASURY      STOCKHOLDERS'
                                          STOCK          SURPLUS        EARNINGS      NET OF TAXES        STOCK           EQUITY
                                       ------------   ------------    ------------ ------------------ -------------   --------------
Balance, December 31, 1995 .........   $    750,000   $    500,000    $  6,013,638    $     74,911    $   (146,960)   $  7,191,589
Net income .........................           --             --         1,043,677            --              --         1,043,677
Dividends ($.12 per share) .........           --             --          (134,007)           --              --          (134,007)
Exercise of stock options and
    related tax effect .............         28,041        (41,744)           --              --              --           (13,703)
Issuance of 550,000 shares of
    common stock, net of offering
    costs ..........................        550,000      3,973,124            --              --              --         4,523,124
Change in net unrealized gain on
    securities available-for-sale ..           --             --              --           (40,779)           --           (40,779)
                                       ------------   ------------     -----------    ------------    ------------    ------------
Balance, December 31, 1996 .........      1,328,041      4,431,380       6,923,308          34,132        (146,960)     12,569,901

Net income .........................           --             --           969,876            --              --           969,876
Dividends  declared ($.15 per
    share) .........................           --             --          (189,186)           --              --          (189,186)
Change in net unrealized gain
    on securities available-for-sale           --             --              --            76,444            --            76,444
                                       ------------   ------------     -----------    ------------    ------------    ------------
Balance, September 30, 1997 ........   $  1,328,041   $  4,431,380    $  7,703,998    $    110,576    $   (146,960)   $ 13,427,035
                                       ============   ============     ===========    ============    ============    ============



The accompanying notes are an integral part of these consolidated financial statements


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                          -------------------------------
                                                                                            1997              1996
                                                                                            ----              ----
                                                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ........................................................................   $    969,876    $    728,742
    Adjustments to reconcile net income to net cash provided by operating activities:
    Provision for possible loan losses ................................................        200,000         280,000
    Depreciation and amortization .....................................................        168,275         139,197
    Accretion of discount on debenture ................................................        151,598         148,993
    Net (accretion) on investment securities held-to-maturity .........................         (8,750)         (5,899)
    Net (accretion) on investment securities available-for-sale .......................        (60,194)       (100,864)
    Gains on sale of OREO .............................................................         (2,017)        (16,957)
    Gain on sales of loans ............................................................        (15,823)        (26,742)
    Proceeds from sales of loans ......................................................        557,480         890,652
    Loans originated for sale .........................................................       (368,695)       (821,250)
    Net increase (decrease) in unearned discount ......................................          3,853         (13,325)
    Net (increase)  in other assets ...................................................        (13,370)       (138,788)
    Net increase in deferred loan fees ................................................         38,291          11,230
    Net (decrease) increase in accrued expenses and other liabilities .................       (244,959)         77,969
                                                                                           -----------     -----------
        Net cash provided by operating activities .....................................      1,375,565       1,152,958
                                                                                           -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock ...........................................        (99,600)           --
   Proceeds from maturities of investment securities
       held-to-maturity ...............................................................      7,885,101       7,287,431
   Proceeds from maturities of investment securities
       available-for-sale .............................................................     17,671,170      22,950,000
   Purchase of investment securities held-to-maturity .................................     (3,500,000)     (8,488,413)
   Purchase of investment securities available-for-sale ...............................    (18,130,071)    (35,829,666)
   Net increase in loans ..............................................................     (5,612,579)     (6,411,467)
   Purchase of premises and equipment .................................................       (959,569)        (11,002)
   Sales of OREO ......................................................................        304,448         763,091
                                                                                           -----------     -----------
        Net cash (used in) investing activities .......................................     (2,441,100)    (19,740,026)
                                                                                           -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand accounts .........................................      1,504,916      (1,176,100)
   Net (decrease) in savings and money market accounts ................................       (740,292)     (1,100,026)
   Net increase in time deposits ......................................................      3,409,218       5,861,108
   Net (decrease) increase in securities sold under agreements
        to repurchase .................................................................       (223,000)     10,833,000
   Net proceeds on issuance of common stock ...........................................           --         4,523,124
   Exercise of stock options ..........................................................           --           (13,703)
   Dividends paid .....................................................................       (163,961)        (58,333)
                                                                                           -----------     -----------
        Net cash provided by financing activities .....................................      3,786,881      18,869,070
                                                                                           -----------     -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................      2,721,346         282,002
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD ............................................................................      4,364,713       2,901,249
                                                                                           -----------     -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD .............................................   $  7,086,059    $  3,183,251
                                                                                           ===========     ===========
SUPPLEMENTAL  DISCLOSURE OF CASH
   FLOW INFORMATION:
   Interest paid ......................................................................   $  3,474,859    $  2,758,856
                                                                                           ===========     ===========
   Income taxes paid ..................................................................   $    652,242    $    245,750
                                                                                           ===========     ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
   Transfer of loans to OREO ..........................................................   $    326,002    $    151,600
                                                                                           ===========     ===========



The accompanying notes are an integral part of these consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDING SEPTEMBER 30, 1997

(1)     BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
        Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997 or any other interim period.

        For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1996, filed with the Securities and Exchange Commission.

(2)     DIVIDEND DECLARATION

        On August 12, 1997 the Company declared dividends of $63,062 or $.05 per share to all common stockholders of record on September 15, 1997, payable on October 2, 1997.

(3)     RECENT DEVELOPMENTS

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

        The following table presents the earnings per share computations as reported and pro forma for the three months and nine months ended September 30,1997 and 1996.


                                           NINE MONTHS ENDED         THREE MONTHS ENDED
                                              SEPTEMBER 30,             SEPTEMBER 30,
                                             -------------              -------------
                                            1997        1996         1997        1996
                                            ----        ----         ----         ----
Average shares outstanding ...........    1,261,241    978,549     1,261,241    1,261,241
Average dilutive option shares........         --       13,832          --           --
                                         ----------   --------    ----------   ----------
    Total average shares .............    1,261,241    992,381     1,261,241    1,261,241
                                         ==========   ========    ==========   ==========
Net income ...........................   $  969,876   $728,742    $  303,213   $  282,148
                                         ==========   ========    ==========   ==========
As Reported:
     Earnings per share ..............   $     0.77   $   0.73    $     0.24   $     0.22
                                         ==========   ========    ==========   ==========
Pro Forma:
    Basic earnings per share..........   $     0.77   $   0.74    $     0.24   $     0.22
                                         ==========   ========    ==========   ==========
    Diluted earnings per share........   $     0.77   $   0.73    $     0.24   $     0.22
                                         ==========   ========    ==========   ==========





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

The Bank's products and services are delivered through it's four branch network system. The Bank's main office and branch are located in Providence, Rhode Island with branches in Cranston, Richmond and its newest branch in North Kingstown.

On June 23, 1997, the Bank opened its Wal-Mart in-store branch located in North Kingstown, Rhode Island. The branch is a full-service retail branch offering all of the retail products offered at the Bank's three other branch offices, including checking and savings accounts, consumer loans, and mortgages. The branch is open seven days a week and includes a full service automated teller machine (ATM). The Company is currently discussing with Wal-Mart the proposed second branch in the Wal-Mart store in Warwick, Rhode Island.

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

SUMMARY

Total assets increased $4,803,765, or 4.0% to $126,216,765 at September 30, 1997 compared to $121,413,000 at December 31, 1996. The loan portfolio increased $4,919,510 or 6.8% from $72,603,143 at December 31, 1996 to $77,522,653 at
September 30, 1997. The loan growth was primarily funded from deposits which increased $4,173,842 from $93,876,109 at December 31, 1996 to $98,049,951 at
September 30, 1997.


For the three months ended September 30, 1997, the Company reported net income of $303,213 compared to net income of $282,148 for the three months ended September 30, 1996. Fully diluted net income per share for the quarter ended September 30, 1997, was $.24 as compared to $.22 per share for the same three month period of the prior year. Net income for the nine months ended September 30, 1997, amounted to $969,876 compared to net income of $728,742 for the nine months ended September 30, 1996. Fully diluted net income per share for the nine months ended September 30, 1997, was $.77 compared to $.73 per share for the nine months ended September 30, 1996.

The Company's improved earnings performance for the three months and nine months ended September 30, 1997, as compared to the three months and nine months ended September 30, 1996, resulted from (i) an increase in earning assets funded by the net proceeds of the Company's public offering; the use of repurchase agreements and; an increase in deposits (ii) increased loan originations and
(iii) improvement in asset quality and attendant reduction in the provision for possible loan losses.

These favorable events more than offset the increase in overhead spending associated with the opening and operation of the North Kingstown in-store branch and the voice and data communication systems conversions.

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


                                                            AS OF AND FOR THE       AS OF AND FOR THE
                                                            NINE MONTHS ENDED          YEAR ENDED
                                                              SEPTEMBER 30,           DECEMBER 31,
                                                              -------------           ------------
                                                           1997            1996             1996
                                                           ----            ----             ----
                                                                    (Dollars in Thousands)
Nonperforming loans ...................................  $   162          $  358          $  428
Other real estate owned ...............................  $   702          $  876          $  676
Total nonperforming assets ............................  $   864          $1,234          $1,104
Loans 30-89 days delinquent ...........................  $   794          $  815          $  196
Nonperforming assets to total assets ..................     0.71%           1.08%           0.95%
Nonperforming loans to total loans ....................     0.22%           0.55%           0.64%
Net loan charge-offs to average loans
    (not annualized) ..................................     0.21%           0.08%           0.19%
Allowance for possible loan losses to total loans .....     1.72%           1.68%           1.78%
Allowance for possible loan losses
   to nonperforming loans .............................   777.04%         305.72%         280.35%


In 1992, the Bank acquired certain assets and assumed certain deposit liabilities of the former Chariho-Exeter Credit Union ("Chariho"). The Bank and the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO") established a reserve for possible loan losses possible loan losses.


                                                                 NINE MONTHS ENDED              THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -------------                    -------------
                                                                1997            1996            1997            1996
                                                                ----            ----            ----            ----
Bank Reserve:
     Balance at beginning of period ......................   $ 1,199,617     $   861,693     $ 1,345,477     $   988,345
            Provision ....................................       200,000         280,000          50,000         105,000
           Loan charge-offs ..............................      (168,770)        (63,064)       (141,941)           --
           Recoveries ....................................        23,681          16,328             992           1,612
                                                             -----------     -----------     -----------     -----------
    Balance at end of period .............................     1,254,528       1,094,957       1,254,528       1,094,957
                                                             -----------     -----------     -----------     -----------
Acquired Reserve:
   Balance at beginning of period ........................       742,840         966,347         568,542         767,958
   Loan charge-offs ......................................      (169,695)       (205,289)           --              --
   Recoveries ............................................       (10,978)          4,995          (6,375)          1,905
                                                             -----------     -----------     -----------     -----------
                                                                 562,167         766,053         562,167         766,053
                                                             -----------     -----------     -----------     -----------
Total Reserve ............................................   $ 1,816,695     $ 1,861,010     $ 1,816,695     $ 1,861,010
                                                             ===========     ===========     ===========     ===========


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

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At September 30, 1997, the remaining balance of acquired loans was $4,632,455.

DEPOSITS AND OTHER BORROWINGS

Total deposits increased $4,173,842 during the nine months ended September 30, 1997, from $93,876,109 at December 31, 1996, to $98,049,951 at September 30,
1997. The increase in deposits at September 30, 1997 compared to December 31, 1996 took place during the quarter ended September 30, 1997 and was preponderant in time deposits as a result of a one-year certificate of deposit promotion.

Securities sold under agreements to repurchase remained relatively flat at September 30, 1997, compared to December 31, 1996, at $10,555,000.



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $3,860,834 for the nine months ended September 30, 1997, compared to $3,383,063 for the nine months ended September 30, 1996. This increase was the result of an increase in interest earning assets offset somewhat by a decrease in net interest spreads.

The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                -----------------------------------------------------------------------
                                                            1997                                    1996
                                                ------------------------------------    -------------------------------
                                                             INTEREST        AVERAGE               INTEREST     AVERAGE
                                                AVERAGE      INCOME/          YIELD/    AVERAGE     INCOME/      YIELD/
                                                BALANCE      EXPENSE           RATE     BALANCE     EXPENSE      RATE
                                                --------     ---------       -------    -------    --------     -------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans ....................................  $  74,969     $   5,468        9.72    $  67,384    $  4,986      9.87%
   Investment securities taxable - AFS ......     26,544         1,284        6.45       15,112         697      6.15
   Investment securities taxable - HTM ......     12,136           531        5.83       13,592         570      5.59
   Securities purchased under agreements to
     resell .................................      2,896           108        4.97        3,485         130      4.97
   Federal Home Loan Bank Stock and other ...        540            22        5.43          348          12      4.60
                                                --------     ---------       -----    ---------     -------
TOTAL INTEREST-EARNING ASSETS                    117,085         7,413        8.44       99,921       6,395      8.53
                                                             ---------       -----                  -------     -----
NONINTEREST-EARNING ASSETS:
    Cash and due from banks .................      2,164                                  1,892
    Premises and equipment ..................      2,040                                  1,761
    Other real estate owned .................        698                                  1,174
    Allowance for possible loan losses ......     (1,954)                                (1,624)
    Other assets ............................      1,326                                    874
                                                --------                              ---------
TOTAL NONINTEREST-EARNING ASSETS ............      4,274                                  4,077
                                                --------                              ---------
TOTAL ASSETS.................................   $121,359                              $ 103,998
                                                ========                              =========

INTEREST - BEARING LIABILITIES:
    Deposits:
             Interest bearing demand and NOW
               deposits......................  $   3,196            47        1.96%    $  2,493          36      1.93%
             Savings deposits ...............     17,924           352        2.62       19,558         390      2.66
             Money market deposits ..........      1,427            26        2.43        1,651          30      2.42
             Time deposits ..................     59,132         2,437        5.50       56,256       2,338      5.54
     Securities sold under agreements to
            repurchase ......................     10,714           488        6.07          474          23      6.47
     Senior debenture .......................      2,936           202        9.17        2,890         195      9.00
                                               ---------     ---------       -----     --------      ------   -------
TOTAL INTEREST-BEARING LIABILITIES ..........     95,329         3,552        4.97       83,322       3,012      4.82
                                                             ---------       -----     --------      ------   -------

NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits ............     11,924                                 10,358
    Other liabilities .......................      1,148                                    598
                                               ---------                               --------
TOTAL NONINTEREST-BEARING LIABILITIES .......     13,072                                 10,956
STOCKHOLDERS' EQUITY ........................     12,958                                  9,720
                                               ---------                               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   $ 121,359                               $103,998
                                               =========                               ========
NET INTEREST INCOME ........................                 $   3,861                               $3,383
                                                             =========                               ======
NET INTEREST SPREAD ........................                                  3.47%                              3.71%
                                                                              ====                               ====
NET INTEREST MARGIN ........................                                  4.40%                              4.51%
                                                                              ====                               ====



Total interest income for the three months ended September 30, 1997 was $2,480,481, compared to $2,237,860 for the same three month period of the prior year. This increase of $242,621 is primarily the result of a $11.1 million increase in quarterly average interest-earning assets and an increase of .05% in the quarterly yield on interest earning assets. Total interest income for the nine months ended September 30, 1997, was $7,413,093, compared to $6,395,277 for the nine months ended September 30, 1996. This increase of $1,017,816 or 15.9% is primarily attributed to a $17.2 million or 17.2% increase in average interest-earning assets to $117.1 million from $99.9 million offset by a .09% decrease in yield on interest-earning assets. The decrease in yield is primarily the result of a $9.9 million increase in investment securities at yields lower than the blended yield on average interest-earning assets.

Total interest expense for the three months ended September 30, 1997 was $1,207,515, compared to $1,051,840 for the same period of the prior year. This increase of $155,675 or 14.8% is primarily related to a $8.0 million increase in quarterly average interest-bearing liabilities. During the three months ended September 30, 1997, the quarterly average cost of funds approximated 5.07% as compared to 4.82% for the same quarter of the prior year. The primary reason for this .25% increase in quarterly cost of funds rates relates to the $9.3 million quarterly average increase in securities sold under agreements to repurchase at rates higher than the blended rate on average interest-bearing liabilities. For the nine months ended September 30, 1997, total interest expense was $3,552,259 as compared to $3,012,214 for the same nine month period of 1996. This increase of $540,045 or 17.9% is attributable to a $12.0 million increase in average interest-bearing liabilities to $95.3 million for the nine months ended September 30, 1997, compared to $83.3 million for the same nine month period of the prior year.

PROVISION FOR POSSIBLE LOAN LOSSES

The provision for possible loan losses totaled $50,000 for the three months ended September 30, 1997, compared to $105,000 during the same three month period of the prior year. For the nine months ended September 30, 1997 and 1996, the provision for possible loan losses amounted to $200,000 and $280,000, respectively. The decrease in the provision for both the three months and nine months ended September 30, 1997, as compared to the same periods of the prior year is the result of improvement in asset quality reflected by decreases in nonperforming loans and increases in the percentage of the allowance for possible loan losses to total loans and to nonperforming loans.

NONINTEREST INCOME

Total noninterest income decreased $15,170 to $99,290 from $114,460 during the three months ended September 30, 1997, and September 30, 1996, respectively. Total noninterest income decreased $7,307 to $336,168 from $343,475 for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, respectively. In both the three month and nine month comparative time periods, the decrease in noninterest income is attributable to a decrease in gains on loan sales.

NONINTEREST EXPENSE

Total noninterest expense amounted to $846,301 and $758,846 for the three months ended September 30, 1997 and 1996, respectively. This increase of $87,455 or 11.5% is largely attributable to increases in salaries and benefits - $75,989; occupancy expense - $8,946; and equipment expense - $4,902. The three months ended September 30, 1997 represents the first full quarter of the expense recognition for costs associated with the opening and operation of the North Kingstown in-store branch along with the depreciation charges related to the capital expenditures for the voice and data communication systems conversions.



For the nine months ended September 30, 1997, total noninterest expense increased $133,597 or 5.7% to $2,476,481 from $2,342,884 for the nine months ended September 30, 1996. Although other categories of noninterest expense increased or decreased by relatively small amounts, salaries and employee benefits increased $131,192 and are solely responsible for the overall increase in noninterest expense. During the first nine months of 1997 the Bank hired an additional commercial loan officer. The Bank also hired retail personnel to staff the newly opened North Kingstown in-store branch in Wal-Mart. Further, the January 1, 1997 adoption of a 401(K) Plan increased benefit costs by $25,494 for the first nine months of 1997.

INCOME TAXES

Income taxes for the three months ended September 30, 1997, were $172,742 or 36.3% of pretax income, compared to $154,486 or 35.4% of pretax income for the three months ended September 30, 1996. For the nine months ended September 30, 1997 and 1996, income taxes were $550,645 and $374,912, respectively, or 36.2% and 34.0% of pretax income, respectively. The higher effective tax rates in 1997 are primarily due to proportionately less Bank income sheltered from state income taxes.

CAPITAL ADEQUACY

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of September 30, 1997:

                                              REGULATORY
                                              MINIMUM (2)   ACTUAL
                                              -----------   ------

           The Company (1)
             Risk-based:
                    Tier 1 .................     4.00%      17.13%
                    Totals .................     8.00       18.38
             Leverage ......................     3.00       10.86

           The Bank
             Risk-based:
                    Tier 1..................     4.00%      16.29%
                    Totals..................     8.00       17.55
             Leverage ......................     3.00       10.53


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

At September 30, 1997, the Company's one year static gap position was a negative $16,560,000 or 13.1% of total assets.

LIQUIDITY

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At September 30, 1997, the Company had $36,143,887, or 28.6% of assets in cash and cash equivalents and investments classified available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $8,954,000 at September 30, 1997, of which $2,352,000 was in the form of an overnight Line of Credit.

YEAR 2000 COMPLIANCE

As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. Management is working with its systems and software vendors to assure that the Company is prepared for the year 2000. Management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be year 2000 compliant.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5 - OTHER INFORMATION

USE OF PROCEEDS

In 1996 a portion of the net proceeds of the Company's public offering of its common stock pursuant to its registration statement on Form S-1, declared effective May 13, 1996 have been used for the payment of minimum tax withholding requirements on exercise of certain stock options and for general corporate purposes. A majority of the net proceeds remain invested in U.S. government and agency obligations.

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

                                            First Financial Corp.


November 3, 1997                            \s\ Patrick J. Shanahan, Jr.
-----------------------------               ------------------------------------
Date                                        Patrick J. Shanahan, Jr.
                                            Chairman, President
                                            and Chief Executive Officer


November 3, 1997                            \s\ John A. Macomber
-----------------------------               ------------------------------------
Date                                        John A. Macomber
                                            Vice President, Treasurer
                                            and Chief Financial Officer


