Form 10-K
period 1997-12-31
FIRST FINANCIAL CORP /RI/
filed 1998-03-26
CIK 354948

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NO. 0-027878

                             FIRST FINANCIAL CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

              RHODE ISLAND                             05-0391383
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

             180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND 02903
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                               ----------------
                                (401) 421-3600
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

          TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE
          -------------------                     ON WHICH REGISTERED
                                                 ---------------------
                  NONE                                    NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $1.00 PER SHARE

                               ----------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of March 9, 1998 was $20,495,166 based on the closing sale price of Common Stock as reported on the Nasdaq National Market on such date. At March 9, 1998, there were 1,328,041 shares of the Company's $1.00 par value Common Stock issued, with 1,261,241 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 13, 1998 are incorporated herein by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                      REFERENCE
                                                                      ---------
                                     PART I
 Item 1.    Business................................................       3
 Item 2.    Properties..............................................      14
 Item 3.    Legal Proceedings.......................................      15
 Item 4.    Submission of Matters to a Vote of Security Holders.....      15

                                    PART II

 Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters....................................      16
 Item 6.    Selected Consolidated Financial Data....................      17
 Item 7.    Management's Discussion and Analysis of Financial
             Condition
             and Results of Operations..............................      18
 Item 7A.   Quantitative and Qualitative Disclosure About Market
             Risk...................................................      32
 Item 8.    Financial Statements and Supplementary Data.............      33
 Item 9.    Changes in and Disagreements with Accountants on
             Accounting
             and Financial Disclosure...............................      55

                                    PART III

 Item 10.   Directors and Executive Officers of the Registrant......      55
 Item 11.   Executive Compensation..................................      55
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management.............................................      55
 Item 13.   Certain Relationships and Related Transactions..........      55

                                    PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...............................................      55
 Signatures ........................................................      57

                                    PART I

ITEM 1. BUSINESS

GENERAL

  First Financial Corp. (Company) is a bank holding company that was organized under Rhode Island law in 1980 for the purposes of owning all of the outstanding capital stock of First Bank and Trust Company (Bank) and providing greater flexibility in helping the Bank achieve its business objectives. The Bank is a Rhode Island chartered commercial bank that was originally chartered and opened for business on February 14, 1972. The Bank provides a broad range of lending and deposit products primarily to individuals and small businesses ($10 million or less in total revenues). Although the Bank has full commercial banking and trust powers, it has not exercised its trust powers and does not, at the current time, provide asset management or trust administration services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable limits.

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

  The Bank's strategy of managed growth through varied and often challenging economic cycles has been strategically supplemented by both de novo branch expansion and acquisition. The Bank's first expansion beyond its main office occurred in 1981 with the opening of its Cranston, Rhode Island branch. The Bank was presented with a further growth opportunity in 1991 as a result of the Rhode Island "credit union crisis," when 45 privately-insured banks and credit unions were closed by the Rhode Island Governor. In 1992, the Bank acquired certain assets and assumed certain liabilities of the Chariho-Exeter Credit Union located in the Wyoming section of Richmond, Rhode Island and opened the facility as its Richmond branch. In June 1997, the Bank opened its fourth retail facility with an in-store branch in the Wal-Mart super store located at Wickford Junction in North Kingstown, Rhode Island. The North Kingstown facility is a full service branch offering the same retail products as the Banks's other branch offices.

  The core of the Bank's business remains its ability to meet the lending and deposit needs of customers in its market area. Most recently, the Bank has experienced growth in business loans to borrowers with favorable cash flow attributes seeking working capital financing secured by real estate. The Bank is designated a "certified lender" by the Small Business Administration (SBA). As a result of this designation, the SBA is contractually obligated to respond within three business days to SBA loan requests submitted by the Bank.

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

1992 ACQUISITION

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

  Through the Acquisition, the Bank acquired $33.4 million in assets, which included $19.5 million in loans and an acquired allowance for possible loan losses of approximately $3.9 million. Under the Acquisition Agreement, the Bank may, through May 1, 1999, charge-off uncollected acquired loans to this acquired allowance for possible loan losses. At May 1, 1999, any remaining acquired allowance, less an amount equal to 1% of the remaining acquired loans, must be repaid in the form of cash.

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

MARKET AREA

  Although its main office is located in downtown Providence, the Bank's Cranston branch is its largest office with deposits of $49.9 million at December 31, 1997. The Providence, Richmond and North Kingstown branches had approximately $25.5 million, $22.4 million and $1.5 million, respectively, in deposits at December 31, 1997. Through its branch locations, the Bank provides for the lending and deposit needs of its commercial and consumer customers in its market area and by targeting customers who desire the convenience and personal service not otherwise available as a result of recent major banking consolidations.

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

  During the past few years, the commercial real estate loan portfolio has increased and remains the largest part of the Bank's loan portfolio. This increase is partially attributable to the Bank's positive response to an increase in those businesses seeking working capital and expansion funds who are frustrated by the consolidation of the banking industry. The Bank has in the past and continues to specifically target such businesses through the hiring of experienced commercial loan officers and by focusing on commercial lending secured by real estate to borrowers, the purpose of which is to help finance small business plant purchases, expansion, working capital and other corporate purposes. The Bank continues to believe that opportunities exist to satisfy the banking and borrowing needs of the small business community.

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

  Loan Underwriting, Review and Risk Assessment. When considering loan applications, the primary factors taken into consideration by the Bank are:
(i) the cash flow and financial condition of the borrower; (ii) the value of any underlying collateral; and (iii) the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The total indebtedness of the borrower to the Bank determines the maximum limit which a lending officer has the authority to approve a particular credit. Total indebtedness means the total of all borrowings, including the loan being requested, whether funded or unfunded, to a particular borrower and all related loan accounts. The authority of individual loan officers is limited to the approval of secured loans equal to or less than either $200,000 or $50,000, depending on the individual loan officer, and unsecured loans equal to or less than either $25,000 or $10,000, depending on the individual loan officer. The authority of the chief executive officer is limited to the approval of secured loans equal to or less than $400,000 and unsecured loans equal to or less than $300,000. All loan requests in excess of an individual loan officer's limit must be approved by the Bank's Credit Committee for secured loans equal to or less than $500,000 and for unsecured loans equal to or less than $300,000. Loan requests in excess of the Credit Committee's limit must be presented to the Bank's Board of Directors. Generally, the Bank requires personal guarantees and supporting financial statements from one or more of the principals of any entity borrowing money from the Bank.

  Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from the Bank's directors, stockholders of the Company, existing customers of the Bank and professionals such as lawyers, accountants, financial intermediaries and brokers.

  At December 31, 1997, the Bank's statutory lending limit to any single borrower approximated $1.9 million, subject to certain exceptions provided under applicable law. The Bank also has a policy of extending loans, under the same terms and conditions applicable to any other borrower, to directors and executive officers of the Company and the Bank limiting the aggregate principal amount of such loans to 100% of capital and otherwise complying with applicable regulatory requirements. At December 31, 1997, the aggregate principal amount of all loans to directors and executive officers and related entities was $.9 million.

  The Bank has an informal loan peer review function and a loan loss review committee. The loan peer review committee, which meets monthly, is an informal committee comprised of the Bank's chief executive officer and other loan officers. Every loan of $150,000 or more is scheduled to be reviewed annually by the loan peer review committee. All loans that undergo loan peer review receive a numerical grade ranging from 1 to 6 based on a number of criteria, including the financial strength of the borrower as determined, in part, by such borrower's liquidity, debt service coverage and historical performance. Any loan rated 4 or worse will automatically be placed on a "watchlist." Certain 3 rated loans for which the committee has identified potential problems may also be placed on the watchlist. The loans on the watchlist are reviewed monthly by the Bank's Credit Committee in order to determine what actions should be taken with respect to such loans, whether any loans should be added or deleted from the watchlist, and to make recommendations regarding loan loss reserve levels to the loan loss review committee. The loan loss review committee, comprised of the Bank's executive officers and all other loan officers, reviews loans on the watchlist on a quarterly basis in order to establish loan loss reserve levels.

  The following table sets forth the repricing frequency of fixed and variable rate loans included in the Bank's total loan portfolio at December 31, 1997. Loans having no stated schedule of repayments or no stated maturity (due on demand) are reported as due in one year.

                                          COMMERCIAL    HOME
                                              AND      EQUITY
                                          RESIDENTIAL LINES OF
                               COMMERCIAL REAL ESTATE  CREDIT  CONSUMER  TOTAL
                               ---------- ----------- -------- -------- -------
                                            (DOLLARS IN THOUSANDS)
   FIXED RATE
   Amounts Due:
     One year or Less.........   $  146     $ 7,357    $   49    $ 72   $ 7,624
     After one year through
      five years..............      829      41,596        89     406    42,920
     Beyond five years........      270      13,522       --      132    13,924
                                 ------     -------    ------    ----   -------
                                  1,245      62,475       138     610    64,468
                                 ------     -------    ------    ----   -------
   VARIABLE RATE
   Repricing Frequency:
     Quarterly................    4,723       4,966     2,700     373    12,762
     Annually.................      450         --        --      --        450
                                 ------     -------    ------    ----   -------
                                  5,173       4,966     2,700     373    13,212
                                 ------     -------    ------    ----   -------
       Total..................   $6,418     $67,441    $2,838    $983   $77,680
                                 ======     =======    ======    ====   =======

  Scheduled contractual principal repayments do not, in many cases, reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. In addition, because many of the Bank's residential and commercial real estate loans are fixed rate loans subject to rate review and/or call option within three to five years, such loans are considered by the Bank to have a stated maturity equal to the rate review period. Prevailing interest rates at the time of scheduled rate reviews may cause the Bank to reset rates on these loans. However, such loans may not actually mature at that time. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. As of December 31, 1997, approximately $17,000 of loans scheduled to mature within one year or less, were non-accruing.

  Commercial Loans. Subject to federal and state restrictions, the Bank is authorized to make secured or unsecured commercial business loans for general corporate purposes. Commercial loans include working capital loans, equipment financing, standby letters of credit, and secured and unsecured demand, term and time loans. Commercial loans do not include business loans secured by real estate.

  At December 31, 1997, the Bank had outstanding commercial loans totalling $6.4 million which represented 8.3% of total loans. Of the Bank's total commercial loan portfolio, $5.2 million or 80.6% consisted of loans priced on a floating rate basis at a margin over the Bank's base lending rate or Wall Street Prime Rate. At December 31, 1997, the Bank's base rate was 10.25% while the Prime Rate was 8.50%.

  Commercial and Residential Real Estate Loans. At December 31, 1997, the Bank's outstanding residential first and second mortgage loans and home equity lines of credit of approximately $24.3 million, represented 31.3% of the Bank's total loan portfolio. Of this amount, $20.3 million represented loans originated directly by the Bank, while approximately $4.0 million represents loans acquired in the Acquisition.

  Most fixed rate conforming loans originated by the Bank are referred to correspondents. The Bank does not fund these loans. The Bank does not originate Adjustable Rate Mortgages ("ARMS") for its own portfolio. The Bank does, however, originate fixed rate residential first mortgage loans for its own portfolio with a 15 to 30 year amortization period and a rate review and/or call option at three or five year intervals. Consequently, as the Bank attempts to satisfy the needs of its customers, it maintains an element of interest rate sensitivity embedded in the terms of the loan.

  The Bank has and plans to continue to commit substantial resources to the promotion and development of commercial lending (i.e. small business plant purchases, expansion and working capital) secured by real estate, which loans are characterized as "commercial real estate loans." At December 31, 1997, outstanding commercial real estate loans approximated $46.0 million or 59.2% of total loans outstanding, including total construction and land development loans of approximately $2.6 million.

  Commercial real estate loans are generally priced at a floating rate indexed to the Bank's base lending rate or to the Prime Rate. If a loan is priced at a fixed rate, it is generally structured with a three-year or five-year rate review and/or call option. At December 31, 1997, 79.9% of all residential and commercial real estate loans are subject to repricing within five years.

  Consumer Loans. At December 31, 1997, the Bank's consumer loan portfolio approximated $1.0 million or 1.2% of total loans outstanding. The Bank offers a full range of consumer lending products including new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from consumer finance companies and, therefore, the Bank does not view this market as possessing significant growth potential.

ALLOWANCE FOR POSSIBLE LOAN LOSSES

  The following table, exclusive of the acquired allowance for possible loan losses, represents the allocation of the Bank's allowance for possible loan losses for the periods ending as indicated:

                                                     DECEMBER 31,
                                         --------------------------------------
                                             1997          1996         1995
                                         ------------  ------------  ----------
                                                (DOLLARS IN THOUSANDS)
   Loan Category:
     Commercial......................... $   75   6.2% $   90   7.5% $ 35   6.1%
     Commercial Real Estate.............    848  70.2     718  59.8   463  54.7
     Residential Real Estate............    266  22.0     317  26.4   312  30.7
     Home Equity Lines of Credit........      7   0.6      55   4.6    37   6.3
     Consumer...........................     12   1.0      20   1.7    15   2.2
                                         ------ -----  ------ -----  ---- -----
       Total............................ $1,208 100.0% $1,200 100.0% $862 100.0%
                                         ====== =====  ====== =====  ==== =====

  This allocation of the allowance for possible loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered an indication of the future amounts or types of loan charge-offs. At December 31, 1997, the Bank classified $1.4 million of loans as substandard based on the rating system adopted by the Bank. Of these amounts, a majority of which are included in the commercial real estate loan portfolio, the Bank estimates a potential loss exposure of $237,000.

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

  The following table sets forth the amortized cost and estimated market value of the Bank's investment portfolio at the dates indicated:

                                                DECEMBER 31,
                         -----------------------------------------------------------
                                1997                1996                1995
                         ------------------- ------------------- -------------------
                                   ESTIMATED           ESTIMATED           ESTIMATED
                         AMORTIZED  MARKET   AMORTIZED  MARKET   AMORTIZED  MARKET
                           COST      VALUE     COST      VALUE     COST      VALUE
                         --------- --------- --------- --------- --------- ---------
                                               (IN THOUSANDS)
Held-to-Maturity:
  U.S. Government and
   agency obligations...  $11,750   $11,745   $11,400   $11,370   $12,596   $12,551
  Collateralized
   mortgage
   obligations..........      718       717     2,381     2,378     2,048     2,016
                          -------   -------   -------   -------   -------   -------
                          $12,468   $12,462   $13,781   $13,748   $14,644   $14,567
                          =======   =======   =======   =======   =======   =======
Available-for-Sale:
  U.S. Government and
   agency obligations...  $17,528   $17,559   $17,669   $17,696   $14,995   $15,088
  Mortgage backed
   securities ..........    8,580     8,727    10,684    10,712       --        --
  Marketable equity
   security and other...      295       313         1         3        12        44
                          -------   -------   -------   -------   -------   -------
                          $26,403   $26,599   $28,354   $28,411   $15,007   $15,132
                          =======   =======   =======   =======   =======   =======

  Included in the Bank's held-to-maturity investment portfolio at December 31, 1997, are $4.5 million in structured notes with an estimated fair value of $4.5 million.

  The following table sets forth certain information regarding maturity distribution and weighted average yields of the Bank's investment portfolio at December 31, 1997:

                           WITHIN ONE YEAR  ONE TO FIVE YEARS  OVER FIVE YEARS  TOTAL SECURITIES
                          ----------------- ----------------- ----------------- -----------------
                                   WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED
                          CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE
                           VALUE     RATE    VALUE     RATE    VALUE     RATE    VALUE     RATE
                          -------- -------- -------- -------- -------- -------- -------- --------
                                                  (DOLLARS IN THOUSANDS)
Held-to-Maturity:
  U.S. Government and
   agency obligations...  $ 2,250    5.13%  $ 9,500    6.03%   $  --      -- %  $11,750    5.86%
Collateralized mortgage
 obligations(1).........      718    5.93       --      --        --      --        718    5.93
                          -------    ----   -------    ----    ------    ----   -------    ----
                            2,968    5.32     9,500    6.03       --      --     12,468    5.86
                          -------    ----   -------    ----    ------    ----   -------    ----
Available-for-Sale:
  U.S. Government and
   agency obligations...    9,841    5.80     7,718    5.99       --      --     17,559    5.88
Mortgage backed
 securities(1)..........    1,570    7.46     3,568    7.72     3,589    7.72     8,727    7.67
Marketable equity
 security and other.....      313     --        --      --        --      --        313     --
                          -------    ----   -------    ----    ------    ----   -------    ----
                           11,724    5.87    11,286    6.54     3,589    7.72    26,599    6.40
                          -------    ----   -------    ----    ------    ----   -------    ----
   Total................  $14,692    5.76%  $20,786    6.31%   $3,589    7.72%  $39,067    6.23%
                          =======    ====   =======    ====    ======    ====   =======    ====

--------
(1) Fixed rate collateralized mortgage obligations are presented on a scheduled cash flow basis. The mortgage backed securities are presented using an assumed constant prepayment rate.

SOURCES OF FUNDS

  Deposits obtained through the Bank's offices and automated teller machines ("ATM") have traditionally been the principal source of the Bank's funds for use in lending, investing and for other general business purposes. At December 31, 1997, the Bank had a total of approximately 2,756 demand deposit accounts with an average balance of approximately $4,789 each; 3,631 passbook, statement savings and NOW accounts with an average balance of approximately $6,066 each; 59 money market accounts with an average balance of approximately $23,131 each, and 3,590 certificates of deposit with an average balance of approximately $17,470 (including 83 certificates of deposit of $100,000 or more totalling $10.0 million).

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

  The following table sets forth the average balances and average rates paid on the Bank's deposits for the periods indicated:

                                            YEARS ENDED DECEMBER 31,
                                 -----------------------------------------------
                                      1997            1996            1995
                                 --------------- --------------- ---------------
                                 AVERAGE AVERAGE AVERAGE AVERAGE AVERAGE AVERAGE
                                 BALANCE  RATE   BALANCE  RATE   BALANCE  RATE
                                 ------- ------- ------- ------- ------- -------
                                                 (IN THOUSANDS)
Non-interest-bearing deposits .  $12,124         $10,965         $12,397
Interest bearing deposits:
  NOW and savings accounts.....   21,022  2.52%   21,845  2.58%   24,858  2.56%
  Money market accounts .......    1,499  2.40     1,659  2.41     2,149  2.56
  Certificates of deposit under
   $100,000....................   51,006  5.37    49,955  5.60    41,034  6.23
  Certificates of deposit over
   $100,000....................    9,145  6.38     6,700  5.50     4,974  3.62
                                 -------         -------         -------
    Total......................  $94,796         $91,124         $85,412
                                 =======         =======         =======

  Time certificates of deposit in denominations of $100,000 or more, at December 31, 1997, had the following schedule of maturities:

       TIME REMAINING
        TO MATURITY                                                  AMOUNT
       --------------                                             --------------
                                                                  (IN THOUSANDS)
       Less than 3 months........................................     $2,684
       3 to 6 months.............................................      2,415
       6 to 12 months............................................      3,154
       More than 12 months.......................................      1,746
                                                                      ------
         Total...................................................     $9,999
                                                                      ======

  For information regarding Other Borrowings refer to "Notes to Consolidated Financial Statements."

COMMUNITY REINVESTMENT ACT

  The Bank is committed to serving the banking needs of the communities in which its branches are located and surrounding areas, including low and moderate income areas consistent with its obligations under the Community Reinvestment Act. There are several ways in which the Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs. The Bank has undertaken as part of its mission to contribute to the economic and social development of the communities in which it operates. The Bank believes that its contribution is to deliver competitive services that are responsive to the needs of its employees, customers, shareholders, and local communities. At its last CRA-compliance examination, the Bank was given a "satisfactory" ranking which is the second highest rating of the four assigned by the FDIC.

  In addition to memberships and directorships in a number of civic, charitable and not-for-profit organizations, the Bank meets with specific community-based groups which has provided insight into the credit and housing needs of the local community. The Bank has had periodic discussions with officials from the Providence Plan Housing Corporation and the Providence Community Action Program. These groups are primarily concerned with developing affordable housing opportunities within the City of Providence. The Bank's community outreach efforts rely on the calling activities of the Bank's loan officers and branch managers. These individuals contact the area's under-served small businesses to promote the Bank's services and to gain a better understanding of their business needs. To a lesser extent, loan officers have contacted local realtors to ascertain community credit needs and to inform the realtors of the Bank's residential mortgage and referral program. Loan officers are also members of, and routinely contact the Providence and surrounding area's respective Chambers of Commerce.

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

COMPETITION

  In attracting deposits and making loans, the Bank encounters competition from other institutions, including larger downtown Providence and suburban-based commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving Rhode Island. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, efforts to obtain deposits, range of services provided and the quality of these services. These competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Certain of these competitors are not subject to the same regulatory environment as the Bank.

EMPLOYEES

  As of December 31, 1997, the Company had 35 full-time and 11 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program which includes health insurance, life insurance, a defined benefit pension plan, and a matching savings incentive plan.

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

  BHCA--Activities and Other Limitations. The Bank Holding Company Act ("BHCA") prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or, except where a majority of shares are already owned, increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

  Dividends. The Company is a legal entity separate and distinct from the Bank. The revenues of the Company (on a parent company only basis) are derived primarily from interest on investments and dividends paid to the Company by the Bank. The right of the Company, and consequently the right of creditors and stockholders of the Company, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary

(including depositors, in the case of banking subsidiaries), except to the extent that certain claims of the Company in a creditor capacity may be recognized.

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

  Examinations and Supervision. The FDIC and the Banking Division regularly examine the operations of the Bank, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act (see below) and management practices. In addition, the Bank is required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Banking Division. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of law or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements.

  Dividends and Affiliate Transactions. The Bank is subject to certain restrictions on loans to the Company, on investments in the stock or securities thereof, on the taking of stock or securities as collateral for loans to any borrower, and on the issuance of a guarantee or letter of credit on behalf of the Company. The Bank also is subject to certain restrictions on most types of transactions with the Company, requiring that the terms of such transaction be substantially equivalent to terms of similar transactions with non-affiliates. In addition, there are various limitations on the distribution of dividends to the Company by the Bank.

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

  Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA, which became effective on December 19, 1992. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier Risk-Based Capital Ratio of 6.0% or more, has a Tier I Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more and a Tier I Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Tier I Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Tier I Leverage Capital Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

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

  As of December 31, 1997, the Bank was classified as "well capitalized" under these provisions.

 Interstate Banking Legislation

  The Riegle-Neal Interstate Banking and Branching Act of 1994 ("Interstate Banking Act"), enacted in 1995, permits adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, as of June 1, 1997, the Interstate Banking Act allows for banks to branch across state lines, but individual states were given the right, prior to June 1,1997, to elect to "opt out" of interstate banking entirely. In 1996, Rhode Island adopted legislation pursuant to which Rhode Island "opted in" to interstate banking. The Rhode Island act allows Rhode Island banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Rhode Island.

  The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

RECENT DEVELOPMENTS

  In January 1998, the Company and Wal-mart entered into a termination agreement with respect to the opening of a Bank branch in the Wal-mart store in Warwick, Rhode Island. In January 1997, the Company had agreed to open an in-store branch in the Wal-Mart store. As a result of the termination agreement, the Company and Wal-Mart each agreed that the Bank would not open the in-store branch. In entering into the termination agreement, management of the Company decided to allocate resources elsewhere. The termination agreement does not in any way effect the Bank's branch opened in the North Kingstown Wal-Mart store in June 1997.

ITEM 2. PROPERTIES

  The Bank delivers its products and services through its four branch network system. The Bank owns its main office building which is located at 180 Washington Street, Providence, Rhode Island. This location consists of a two-story masonry and steel frame building containing (with basement storage) approximately 6,800 square feet of space. The ground floor of this building is used for retail banking as the Providence branch. Attached to this building is a two lane drive-up facility, the only drive-up facility located in downtown Providence. The building also houses a built-in ATM. The second floor of this location is used predominately for executive, administrative, and support staff office space. This building is located on two lots which are owned by the Bank and which have a total area of approximately 10,000 square feet. This land space is also used for customer parking and access and egress through the drive-up facility. The Bank also owns an adjacent lot of approximately 3,300 square feet which is used solely as employee parking.

  In 1981, the Bank leased and opened a branch office building at the corner of Park and Reservoir Avenues, Cranston, Rhode Island. This one-story masonry and steel frame building (including the lower level) has approximately 7,400 square feet space. The ground floor of this location contains the Cranston branch, the Bank's largest branch as measured by deposits. The building also has a three lane drive-up facility and a drive-up ATM.

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

  As part of the Acquisition, the Bank purchased the former credit union's land and building and reopened the facility as the Bank's Richmond branch at 1168 Main Street, Richmond, Rhode Island. The facility is located in the Wyoming section in the Town of Richmond. The two story wood frame building has nearly 6,500 square feet space (exclusive of unfinished basement area) on a land area of approximately 40,400 square feet. The branch location has a built-in ATM and a two lane drive-up facility.

  In June 1997, the Bank opened an in-store branch located in the Wal-Mart super store at Wickford Junction in North Kingstown, Rhode Island. The Bank leases nearly 1,700 square feet under an original lease term of five years with two successive renewal options, each for an additional five years ending in the year 2012. The branch is a full service facility, exclusive of safe deposit boxes, with an ATM.

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits based upon the advice of legal counsel as to potential outcome will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1997, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

  On May 14, 1996, the Company's common stock began trading on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: FTFN.

  High and low sales prices and dividends declared during 1997 and 1996 are as follows:

      QUARTERLY                                                        DIVIDENDS
     SALES PRICES                                         HIGH   LOW   DECLARED
     ------------                                        ------ ------ ---------
     1997
     1st Quarter........................................ 13 1/4 11        .05
     2nd Quarter........................................ 12 3/4 11 3/8    .05
     3rd Quarter........................................ 16     12 5/8    .05
     4th Quarter........................................ 16 1/4 15        .05
     1996
     1st Quarter........................................ --     --        .03
     2nd Quarter........................................ 10 1/8  9 1/8    .03
     3rd Quarter........................................ 10      9        .03
     4th Quarter........................................ 11 1/2  9 1/4    .03

  As of March 9, 1998, there were approximately 180 holders of record of the Company's common stock and approximately 340 shareholders of beneficial ownership who hold their stock in nominee or "street" name through various brokerage firms.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         YEARS ENDED DECEMBER 31,
                               ------------------------------------------------
                                 1997       1996       1995     1994     1993
                               ---------  ---------  --------  -------  -------
                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                  DATA)
FINANCIAL CONDITION DATA:
Total assets.................   $127,310   $121,413  $100,304  $92,822  $87,594
Investments, securities
 purchased under agreements
 to resell, federal funds
 sold and interest bearing
 deposits....................     42,944     44,568    30,811   30,327   29,634
Total loans..................     77,680     72,536    64,701   58,569   54,453
Allowance for possible loan
 losses......................      1,597      1,942     1,828    2,257    2,300
Total deposits...............     99,290     93,876    89,591   83,184   78,535
Securities sold under
 agreements to repurchase....     10,105     10,778       --       --       --
Senior debenture.............      2,947      2,894     2,845    2,736    2,557
Total stockholders' equity...     13,713     12,570     7,192    6,559    6,124
STATEMENT OF INCOME DATA:
Interest income..............      9,969      8,867     7,732    6,794    6,624
Interest expense ............      4,803      4,214     3,669    2,629    2,803
                               ---------  ---------  --------  -------  -------
Net interest income .........      5,166      4,653     4,063    4,165    3,821
Provision for possible loan
 losses......................        250        455       675      555      545
                               ---------  ---------  --------  -------  -------
Net interest income after
 provision for possible loan
 losses......................      4,916      4,198     3,388    3,610    3,276
Noninterest income...........        465        536       474      390      409
Noninterest expense..........      3,341      3,177     3,093    2,989    2,805
Income taxes.................        728        513       251      399      330
                               ---------  ---------  --------  -------  -------
Net income...................  $   1,312  $   1,044  $    518  $   612  $   550
                               =========  =========  ========  =======  =======
PER SHARE DATA:
Net income:
  Basic......................  $    1.04  $    0.99  $   0.76  $  0.90  $  0.81
  Diluted....................       1.04       0.98      0.71     0.84     0.76
Book value...................      10.87       9.89     10.35     9.60     8.96
Cash dividends declared......       0.20       0.12      0.11     0.09     0.07
Dividend payout ratio........      19.23%     12.83%    14.51%   10.05%    8.69%
Weighted average common
 shares outstanding..........  1,261,241  1,049,609   683,200  683,200  683,200
Weighted average common and
 common stock equivalent
 shares outstanding..........  1,261,241  1,059,963   728,708  727,573  726,459
OPERATING RATIO DATA:
Return on average total
 assets......................       1.07%      0.96%     0.54%    0.68%    0.61%
Return on average
 stockholders' equity........      10.00      10.02      7.45     9.60     9.30
Net interest margin..........       4.38       4.46      4.43     4.82     4.38
Loans to deposits ratio......      78.24      77.27     72.22    70.41    69.34
Leverage capital ratio.......      10.77      10.32      6.87     7.01     6.81
ASSET QUALITY RATIOS:
Nonperforming assets to total
 assets......................       0.63%      0.91%     2.00%    1.58%    2.34%
Nonperforming loans to total
 loans.......................       0.02       0.58      0.83     0.89     0.98
Net loan charge-offs to
 average loans(1)............       0.34       0.19      1.01     0.97     1.11
Allowance for possible loan
 losses to total loans(1)....       1.64       1.78      1.47     1.50     1.54
Allowance for possible loan
 losses to nonperforming
 loans(1)....................   7,333.39     280.35    160.63   146.76   132.46

--------
(1) Ratios are exclusive of acquired loans, acquired reserve for loan losses, and activity in the acquired reserve for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

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

  The Company reported net income for 1997 of $1,311,733, as compared to $1,043,677 for 1996, or an increase of 25.7%. Diluted earnings per share amounted to $1.04 per share for 1997, based on 1,261,241 weighted average shares outstanding, as compared to $.98 per share for 1996, based on 1,059,963 weighted average shares outstanding. Also, in 1997, the Company's return on average assets (ROA) improved to 1.07% from .96% in 1996. The Company's return on average equity (ROE) was 10.00% in 1997, compared with 10.02% in 1996. The improvement in net income is primarily the result of an increase in net interest income and a reduction in the provision for possible loan losses, which were offset somewhat by a decrease in noninterest income, and an increase in noninterest expense and provision for income taxes. In general, the Company's improvement in earnings is attributable to its ability to: (i) increase average interest-earning assets funded from the net proceeds of the 1996 public offering, along with deposits and other borrowings; (ii) increase loan originations; and (iii) improved asset quality.

RESULTS OF OPERATIONS

 Net Interest Income

  Net interest income, the difference between interest income and interest expense, is the single largest contributor to the Company's results of operations. In 1997, net interest income rose $512,548 or 11.0%, to $5,165,806 from $4,653,258 in 1996. The primary reason for this increase was due to an increase in interest-earning assets of $13.7 million, or 13.2%, offset somewhat by a 16 basis point decrease in average net interest spread to 3.46% in 1997, as compared to 3.62% in 1996. The increase in average interest-earning assets was funded largely from the net proceeds of the public offering, deposit growth and other borrowings. Increases in average stockholders' equity and an increase in average noninterest-bearing deposits, accounted for a decrease in average net interest margin of only 8 basis points to 4.38% in 1997 as compared to the 16 basis point decrease in net interest spread.

  Interest income totaled $9,969,127 in 1997, an increase of $1,101,644, or 12.4% over the prior year. The $13.7 million increase in average interest-earning assets was primarily responsible for the improvement in interest income. During 1997, loan demand was solid. Nonetheless, the composition of loans to average interest-earning assets decreased to 64.2% during 1997, from 65.6% during 1996. This decrease was primarily the result of the purchase of nearly $10.5 million in mortgage backed securities in the latter part of 1996. These securities which were placed in the Company's available-for-sale investment portfolio, produced yields which were lower than the blended yield on average interest-earning assets. Consequently, despite a relatively stable interest rate environment, the slight change in the mix of average interest-earning assets accounted for a 6 basis point reduction in average earning asset yield to 8.45% in 1997 from 8.51% in 1996.

  Interest expense amounted to $4,803,321 in 1997, an increase of $589,096, or 14.0% over the $4,214,225 reported in 1996. This increase was largely attributable to a $10.1 million increase in average interest-bearing liabilities, and a 10 basis point increase in cost of funds to 4.99% during 1997, from 4.89% during 1996. Of the increase in average interest-bearing liabilities, average time deposits increased $3.5 million and average securities sold under agreements to repurchase increased $7.5 million. Lower cost NOW, savings and money market deposits decreased $1.0 million. The increase in securities sold under agreements to repurchase was used to fund the purchase of the mortgage backed securities. Despite the gathering of new deposits and the shifting of existing deposits into higher cost time deposits, the Company's cost of funds would have remained flat at 4.85% in both 1997 and 1996 were it not for the increase in volume and rate of the securities sold under agreements to repurchase.

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

                      AVERAGE BALANCES AND INTEREST RATES
                            (DOLLARS IN THOUSANDS)

                                                    YEARS ENDED DECEMBER 31,
                          -------------------------------------------------------------------------------
                                    1997                       1996                       1995
                          -------------------------- -------------------------- -------------------------
                                    INTEREST AVERAGE           INTEREST AVERAGE          INTEREST AVERAGE
                          AVERAGE   INCOME/  YIELD/  AVERAGE   INCOME/  YIELD/  AVERAGE  INCOME/  YIELD/
                          BALANCE   EXPENSE   RATE   BALANCE   EXPENSE   RATE   BALANCE  EXPENSE   RATE
                          --------  -------- ------- --------  -------- ------- -------  -------- -------
INTEREST-EARNING ASSETS:
Loans...................  $ 75,714   $7,401   9.77%  $ 68,437   $6,739   9.85%  $61,043   $5,994   9.82%
Investment securities
 taxable--AFS...........    26,608    1,695   6.37     18,180    1,165   6.41    13,575      758   5.58
Investment securities
 taxable--HTM...........    11,717      672   5.74     13,828      772   5.58    14,357      831   5.79
Securities purchased
 under agreements to
 resell.................     3,496      175   5.01      3,456      173   5.01     2,796      149   5.33
Federal Home Loan Bank
 stock..................       423       26   6.15        348       18   5.17       --       --     --
                          --------   ------   ----   --------   ------   ----   -------   ------   ----
TOTAL INTEREST-EARNING
 ASSETS.................   117,958    9,969   8.45    104,249    8,867   8.51    91,771    7,732   8.43
                                     ------   ----              ------   ----             ------   ----
NONINTEREST-EARNING
 ASSETS:
Cash and due from banks.     2,238                      1,886                     2,073
Premises and equipment..     2,141                      1,739                     1,810
Other real estate owned.       717                      1,077                     1,206
Allowance for possible
 loan losses............    (1,903)                    (1,847)                   (2,086)
Other assets............     1,450                      1,101                       875
                          --------                   --------                   -------
TOTAL NONINTEREST-
 EARNING ASSETS.........     4,643                      3,956                     3,878
                          --------                   --------                   -------
TOTAL ASSETS............  $122,601                   $108,205                   $95,649
                          ========                   ========                   =======
INTEREST-BEARING
 LIABILITIES:
Deposits:
 Interest-bearing demand
  and NOW deposits......  $  3,282       64   1.95   $  2,550       50   1.96   $ 2,642       56   2.12
 Savings deposits.......    17,740      465   2.62     19,295      513   2.66    22,216      582   2.62
 Money market deposits .     1,499       36   2.40      1,659       40   2.41     2,149       55   2.56
 Time deposits .........    60,151    3,321   5.52     56,655    3,164   5.59    46,008    2,736   5.95
Securities sold under
 agreements to
 repurchase.............    10,590      647   6.11      3,067      185   6.03       --       --     --
Senior debenture........     2,946      270   9.16      2,894      262   9.05     2,818      240   8.52
                          --------   ------   ----   --------   ------   ----   -------   ------   ----
TOTAL INTEREST-BEARING
 LIABILITIES............    96,208    4,803   4.99     86,120    4,214   4.89    75,833    3,669   4.84
NONINTEREST-BEARING
 LIABILITIES:
Noninterest-bearing
 deposits...............    12,124                     10,965                    12,397
Other liabilities.......     1,158                        700                       473
                          --------                   --------                   -------
TOTAL NONINTEREST-
 BEARING LIABILITIES....    13,282                     11,665                    12,870
STOCKHOLDERS' EQUITY....    13,111                     10,420                     6,946
                          --------                   --------                   -------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $122,601                   $108,205                   $95,649
                          ========                   ========                   =======
NET INTEREST INCOME.....             $5,166                     $4,653                    $4,063
                                     ======                     ======                    ======
NET INTEREST SPREAD.....                      3.46%                      3.62%                     3.59%
                                              ====                       ====                      ====
NET INTEREST MARGIN.....                      4.38%                      4.46%                     4.43%
                                              ====                       ====                      ====

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

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                              YEAR ENDED            YEAR ENDED             YEAR ENDED
                          DECEMBER 31, 1997      DECEMBER 31, 1996     DECEMBER 31, 1995
                            COMPARED WITH          COMPARED WITH         COMPARED WITH
                           DECEMBER 31, 1996     DECEMBER 31, 1995     DECEMBER 31, 1994
                          --------------------  ---------------------  --------------------
                               INCREASE         INCREASE (DECREASE)         INCREASE
                          (DECREASE) DUE TO           DUE TO           (DECREASE) DUE TO
                          --------------------  ---------------------  --------------------
                          VOLUME  RATE  TOTAL   VOLUME  RATE   TOTAL   VOLUME  RATE  TOTAL
                          ------  ----  ------  ------  -----  ------  ------  ----  ------
                                           (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans.................  $  717  $(55) $  662  $  727  $  18  $  745  $ 412   $ 68  $  480
  Investment securities
   taxable-- AFS........     537    (7)    530     294    113     407    (59)   196     137
  Investment securities
   taxable-- HTM........    (122)   22    (100)    (29)   (30)    (59)   213    131     344
  Securities purchased
   under agreements to
   resell, and other....       6     4      10      50     (8)     42    (82)    59     (23)
                          ------  ----  ------  ------  -----  ------  -----   ----  ------
TOTAL INTEREST-EARNING
 ASSETS.................  $1,138  $(36) $1,102  $1,042  $  93  $1,135  $ 484   $454  $  938
                          ======  ====  ======  ======  =====  ======  =====   ====  ======
INTEREST-BEARING
 LIABILITIES:
  Interest-bearing
   demand and NOW
   deposits.............  $   14   --   $   14  $   (2) $  (4) $   (6) $  (5)  $ (2) $   (7)
  Savings deposits......     (40)   (8)    (48)    (78)     9     (69)  (144)    (8)   (152)
  Money market deposits.      (4)  --       (4)    (12)    (3)    (15)    (8)    (3)    (11)
  Time deposits.........     197   (40)    157     594   (166)    428    674    475   1,149
  Securities sold under
   agreements to
   repurchase...........     459     3     462     185    --      185    --     --      --
  Senior debenture......       5     3       8       7     15      22     15     46      61
                          ------  ----  ------  ------  -----  ------  -----   ----  ------
TOTAL INTEREST-BEARING
 LIABILITIES............  $  631  $(42) $  589  $  694  $(149) $  545  $ 532   $508  $1,040
                          ======  ====  ======  ======  =====  ======  =====   ====  ======
NET CHANGE IN NET
 INTEREST INCOME........  $  507  $  6  $  513  $  348  $ 242  $  590  $ (48)  $(54) $ (102)
                          ======  ====  ======  ======  =====  ======  =====   ====  ======

 Provision for Possible Loan Losses

  The provision for possible loan losses was $250,000 in 1997, compared to $455,000 in 1996. The $205,000 reduction in the provision for possible loan losses was strictly a function of asset quality. As compared to year-end 1996, the Company's watch list loans decreased to $2.5 million from $3.2 million; impaired loans to $1.4 million from $1.7 million; and impaired loans requiring a specific reserve decreased to $.9 million from $1.4 million with a decrease in the specific reserve for impaired loans to $237,000 from $376,000. The aggressive approach to loan charge-offs during the year drove up the ratio of net loan charge-offs to average loans to .34% from .19%, but also assisted in reducing nonaccrual loans at year end to just $16,477 or 0.02% to total loans. The increase in 30-89 days delinquent loans to $490,437 from $195,841 at the end of 1996 was more a reflection of an abnormally low level of delinquencies at the end of 1996 than a deterioration of asset quality in 1997.

 Noninterest Income

  The following table identifies the major sources of noninterest income.

                                                                  YEARS ENDED
                                                                  DECEMBER 31,
                                                                 --------------
                                                                 1997 1996 1995
                                                                 ---- ---- ----
                                                                  (DOLLARS IN
                                                                   THOUSANDS)
   Service charges and fees on deposit accounts................. $317 $307 $285
   Safe deposit box rental......................................   25   26   25
   Other service fees ..........................................   32   37   37
   Gain on sale of securities ..................................  --    56  --
   Gain on sale of loans........................................   46   69   94
   Loan servicing fees..........................................   33   21   15
   Other........................................................   12   20   18
                                                                 ---- ---- ----
                                                                 $465 $536 $474
                                                                 ==== ==== ====

  Noninterest income decreased $70,886 in 1997, to $465,397 from $536,283 in 1996. This decrease was primarily due to a $56,105 gain on sale of securities in 1996 without a similar transaction in 1997. Generally, the Company's intention is not to sell securities prior to maturity. However, in order to utilize a capital loss tax carryforward, which was scheduled to expire at the end of 1996, a security was sold and the tax carryforward was utilized.

  Service charges and fees on deposit accounts increased $10,000, or 3.4%, to $317,000 primarily as a result of more stringent imposition of fees and growth in the Company's total deposits. The gain on sale of the guaranteed portion of SBA loans decreased $23,000 in 1997 largely due to the increased competition in this business market. Loan servicing fees increased $12,119, or 59.5%, to $32,504 primarily due to growth in the Company's loan servicing portfolio.

 Noninterest Expense

  The following table identifies the major components of noninterest expense for the respective periods presented:

                                                           YEARS ENDED DECEMBER
                                                                   31,
                                                           --------------------
                                                            1997   1996   1995
                                                           ------ ------ ------
                                                               (DOLLARS IN
                                                                THOUSANDS)
   Salaries and employee benefits......................... $1,802 $1,654 $1,566
   Occupancy expense .....................................    375    364    337
   Equipment expense......................................    219    200    196
   OREO (gains) losses, write-downs, and carrying costs,
    net...................................................     22     68    188
   Other operating expenses:
     FDIC insurance premium...............................     11      2     95
     Computer service fees................................    193    162    151
     Regulatory examination fees..........................      5      5     15
     Legal and professional fees..........................    158    131     68
     Directors' fees......................................     60     64     59
     Postage..............................................     45     48     44
     Advertising..........................................     62    100     45
     Office supplies, forms, stationery, printing, etc. ..     99    103     78
     Miscellaneous........................................    290    276    251
                                                           ------ ------ ------
                                                           $3,341 $3,177 $3,093
                                                           ====== ====== ======

  Total noninterest expense in 1997, was $3,341,269 as compared to $3,177,282 in 1996, an increase of $163,987 or 5.2%. The largest expense items accounting for this increase were the $148,000 increase in salaries and employee benefits; the $30,000 increase in occupancy and equipment expense; the $31,000 increase in computer service fees and; the $27,000 increase in legal and professional fees. These increases were offset by a $46,000 decrease in OREO carrying and disposition costs and a $38,000 decrease in advertising.

  Salaries and benefits increased $148,000 or 8.9% in 1997. This increase reflected an increase in staffing levels associated with the June 1997 opening of the in-store branch in Wal-Mart in North Kingstown, Rhode Island. During 1997 the number of full time equivalent employees reached a high of 46 from 40 at the beginning of the year. Also, effective January 1, 1997, the Company adopted a matching savings incentive plan, also known as a 401(k) plan, which increased benefit costs by $32,000. During 1997 the Company undertook two major projects, namely, the opening of the North Kingstown branch, and an upgrade of its voice and data communications systems. These projects account for the $11,000 increase in occupancy expense through the incurrence of rental expense and the amortization of leasehold improvements. The upgrade in communication systems involved the purchase of state-of-the-art computer hardware and licensing of software applications. Depreciation charges associated with these capital expenditures accounted for the increase of $19,000 in equipment expense. The state-of-the-art processing capabilities and overall enhancement of information systems was primarily responsible for the $31,000 increase in computer service fees. 1997 represented the first full year in which the Company operated in a publicly-held and publicly-traded environment. In connection therewith, the Company incurred typical legal and professional fees related to this public environment. These fees included costs associated with preparation and production of public filings and shareholder reports; listing fees; annual meeting costs; transfer agent costs; and other similar costs. For this reason, legal and professional fees increased $27,000 in 1997. OREO carrying and disposition costs decreased $46,000 primarily due to the elimination of the need to write-down the property's carrying value in 1997, compared to a $50,000 write-down in 1996, along with a decrease in the foreclosed property portfolio from an average of $1,077,000 during 1996 to an average of $717,000 during 1997. Other increases or decreases in general and administrative expenses, including advertising, were largely due to the Company's increased item processing, greater efficiency and productivity, and decisions to increase or curtail discretionary programs, projects and spending.

 Income Taxes

  Income tax expense amounted to $728,201 in 1997, or an effective tax rate of 35.7%. The effective rate in 1996 was 33.0%. The Company's combined federal and state (net of federal benefit) statutory income tax rate was 39.94% in 1997 and 1996. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion from state taxable income interest income on U.S. Treasury obligations and certain government agency debt securities in 1997 and 1996 and, the utilization of a capital loss carryforward in 1996. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.

FINANCIAL CONDITION

 Total Assets

  The Company's total assets increased $5.9 million, or 4.9%, from $121.4 million at December 31, 1996, to $127.3 million at December 31, 1997. The increase in total assets primarily occurred within the Company's loan portfolio which increased $5.2 million. The remainder of the increase took place within premises and equipment which increased $.8 million. The primary funding sources for the rise in total assets were: (i) $5.4 million increase in total deposits; (ii) nearly $1.1 million in net income, less dividends paid; offset by (iii) $.7 million decrease in securities sold under agreements to repurchase.

 Investment Securities

  The Company's total investment securities portfolio decreased $3.1 million to $39.1 million at December 31, 1997, from $42.2 million at December 31, 1996.

  At December 31, 1997, securities which were classified as held-to-maturity were carried at amortized cost of $12,467,740, with a market value of $12,462,016. Securities classified as available-for- sale were carried at a market value of $26,598,634, with an amortized cost of $26,403,000. At December 31, 1997, government agency debt securities and collateralized mortgage obligations were classified as held-to-maturity which is consistent with the Company's intent and ability. The available-for-sale segment of investment securities was comprised of U.S. Treasury securities, government agency discount notes and mortgage backed securities.

  The securities in which the Company may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Company has an internal investment policy which restricts investments to: (i) United States treasury securities; (ii) obligations of United States government agencies and corporations; (iii) collateralized mortgage obligations, including securities issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA), and the Federal Home Loan Mortgage Corporation (FHLMC); (iv) securities of states and political subdivisions; (v) corporate debt, all of which must be considered investment grade by a recognized rating service; and (vi) corporate stock. In addition to achieving a rate of return which is consistent with the overall risk profile of the investment portfolio, the Company views the immediate purpose of its investment securities as a ready source of liquidity and as a management tool against interest rate risk embedded within the Company's balance sheet. Generally, the Company invests in fixed rate government and agency obligations with a maturity not to exceed two years. Single index floating rate or step-up securities generally have final maturities which do not exceed five years at time of purchase. Consequently, the Company's exposure to significant market swings is somewhat controlled. At December 31, 1997, the Company's investment securities had net unrealized gains of $189,910 as compared to net unrealized gains of $23,832 at December 31, 1996.

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

 Loans

  Total loans, net of unearned discount, amounted to $77.7 million at December 31, 1997, up $5.2 million, or 7.1%, from $72.5 million at the end of 1996. The increase in total loans was predominately in the commercial and commercial real estate portfolio, which grew $7.1 million, while residential real estate, home equity lines of credit and consumer loans declined $1.9 million. At December 31, 1997, total loans represented 61.0% of total assets and 78.2% of total deposits compared to 59.7% and 77.2%, respectively, at the end of 1996.

                                                 AT DECEMBER 31,
                                 -----------------------------------------------
                                      1997            1996            1995
                                 --------------- --------------- ---------------
                                 AMOUNT  PERCENT AMOUNT  PERCENT AMOUNT  PERCENT
                                 ------- ------- ------- ------- ------- -------
                                             (DOLLARS IN THOUSANDS)
   Commercial..................  $ 6,418    8.3% $ 5,075    7.0% $ 3,549    5.5%
   Commercial real estate......   45,977   59.2   40,226   55.4   32,413   50.0
   Residential real estate.....   21,464   27.6   22,978   31.6   23,658   36.5
   Home equity lines of credit.    2,839    3.7    3,088    4.3    3,672    5.7
   Consumer....................    1,057    1.2    1,236    1.7    1,497    2.3
                                 -------  -----  -------  -----  -------  -----
                                  77,755          72,603          64,789
   Unearned discount...........       75              67              88
                                 -------         -------         -------
                                  77,680  100.0%  72,536  100.0%  64,701  100.0%
                                          =====           =====           =====
   Allowance for possible loan
    losses.....................    1,597           1,942           1,828
                                 -------         -------         -------
   Net loans...................  $76,083         $70,594         $62,873
                                 =======         =======         =======

  In 1997, the Company encountered solid loan demand from small businesses. The Company believes a primary reason for this demand was the desire of small business borrowers to seek banking relationships with banks which were responsive to their needs, and the success of the Company in meeting those needs. The increase in commercial and commercial real estate loans reflected the Company's renewed emphasis on: (i) small business lending; (ii) obtaining loan guarantees from the SBA; and (iii) cash-flow analysis and an overall assessment of the borrower's financial strength and ability to repay with a secondary view towards collateral values.

  The Bank offers a full range of consumer lending products including residential mortgages and home equity lines of credit, new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from mortgage and consumer finance companies.

 Non-Performing Assets

  Non-performing assets include non-performing loans and other real estate owned (OREO). The non-performing loans category includes loans on which the accrual of interest is discontinued when the collectibility of principal or interest is in doubt, or when payments of principal or interest have become 90 days past due and have arrearages that have not been eliminated. In certain instances, non-performing loans may also include loans that have become 90 days past due but remain on accrual status because the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings. In addition to the preceding two categories, the Company may, under appropriate circumstances, restructure loans as a concession to a borrower. At December 31, 1997, 1996, and 1995 no troubled debt restructurings were included in the Company's loan portfolio.

  The following table sets forth information regarding non-performing assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the loans and allowance for possible loan losses acquired in the Chariho-Exeter Credit Union Acquisition.

                                                            DECEMBER 31,
                                                         --------------------
                                                         1997   1996    1995
                                                         ----  ------  ------
                                                            (DOLLARS IN
                                                             THOUSANDS)
   Loans past due 90 days or more but not included in
    non-accrual loans................................... $--   $  --   $   17
   Non-accrual loans....................................   17     428     519
                                                         ----  ------  ------
   Total non-performing loans                              17     428     536
   Other real estate owned..............................  782     676   1,470
                                                         ----  ------  ------
   Total non-performing assets.......................... $799  $1,104  $2,006
                                                         ====  ======  ======
   Delinquent loans 30-89 days past due................. $490  $  196  $  266
                                                         ====  ======  ======
   Non-performing loans as a percent of gross loans..... 0.02%   0.64%   0.91%
   Non-performing assets as a percent of total assets... 0.65%   0.95%   2.11%
   Delinquent loans 30-89 days past due as a percent of
    gross loans......................................... 0.67%   0.29%   0.45%

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

                                                       YEARS ENDED DECEMBER
                                                                31,
                                                      -------------------------
                                                       1997     1996     1995
                                                      -------  -------  -------
                                                      (DOLLARS IN THOUSANDS)
AVERAGE LOANS OUTSTANDING ..........................  $70,854  $62,846  $57,048
                                                      =======  =======  =======
ALLOWANCE FOR POSSIBLE LOAN LOSSES AT BEGINNING OF
 YEAR...............................................  $ 1,200  $   862  $   764
CHARGED-OFF LOANS:
  Commercial........................................      --         8       48
  Commercial Real Estate:
    Non-owner occupied 1-4 family...................      --        18       47
    Non-owner occupied multi-family.................      --        30      411
    Commercial......................................       25      --       158
  Residential Real Estate:
    Owner occupied 1-4 family.......................       46       22      --
    Non-owner occupied 1-4 family...................      111       36       35
  Home Equity Lines of Credit.......................       74      --         5
  Consumer..........................................       11       23       11
                                                      -------  -------  -------
    Total charged-off loans.........................      267      137      715
                                                      -------  -------  -------
RECOVERIES ON LOANS PREVIOUSLY CHARGED OFF:
  Commercial .......................................      --         5       44
  Commercial Real Estate:
    Non-owner occupied 1-4 family...................      --       --       --
    Non-owner occupied multi-family ................      --       --        67
    Commercial .....................................      --         3       19
  Residential Real Estate:
    Owner occupied 1-4 family.......................        8      --       --
    Non-owner occupied 1-4 family ..................      --       --       --
  Home Equity Lines of Credit.......................      --       --       --
  Consumer..........................................       17       12        8
                                                      -------  -------  -------
    Total recoveries................................       25       20      138
                                                      -------  -------  -------
NET LOANS CHARGED-OFF ..............................      242      117      577
PROVISION FOR POSSIBLE LOAN LOSSES .................      250      455      675
                                                      -------  -------  -------
ALLOWANCE FOR POSSIBLE LOAN LOSSES AT END OF YEAR...  $ 1,208  $ 1,200  $   862
                                                      =======  =======  =======
Net loans charged-off to average loans..............     0.34%    0.19%    1.01%
Allowance for possible loan losses to gross loans at
 end of year........................................     1.64     1.78     1.47
Allowance for possible loan losses to non-performing
 loans..............................................  7332.94   280.35   160.63
Net loans charged-off to allowance for possible loan
 losses at beginning of year........................    20.17    13.57    75.52
Recoveries to charge-offs...........................     9.36    14.60    19.30

  The following table summarizes the gross activity in OREO during the periods indicated:

                                                             YEARS ENDED
                                                            DECEMBER 31,
                                                         ---------------------
                                                         1997    1996    1995
                                                         -----  ------  ------
                                                             (DOLLARS IN
                                                             THOUSANDS)
     Balance at beginning of year .....................  $ 676  $1,470  $  945
     Property acquired.................................    461     183   1,257
     Sales and other adjustments ......................   (355)   (927)   (607)
     Write-downs (charged to operations) ..............    --      (50)   (125)
                                                         -----  ------  ------
     Balance at end of year............................  $ 782  $  676  $1,470
                                                         =====  ======  ======
     The balance of OREO at December 31, 1997 consisted
      of:
       Land development ...............................  $ 219
       1-4 Family residential real estate .............    245
       Multi-Family (5 or more) residential properties.    --
       Commercial real estate .........................    318
                                                         -----
                                                         $ 782
                                                         =====

 Deposits and Borrowings

  The Company devotes considerable time and resources to gathering deposits through its retail branch network system. Total deposits increased $5.4 million, or 5.8%, to $99.3 million at December 31, 1997, from $93.9 million at the end of 1996. Total demand deposits increased $1.9 million, while savings and money market accounts increased $.6 million. The preponderance of deposit growth occurred within time deposits which increased $2.9 million. Of this increase, one year time deposits grew $11.8 million while the Company's 18 and 36 month variable rate certificate of deposit decreased $8.5 million. The Company's depositors, concerned that interest rates would decline in the near-term, shifted their deposits from the longer term variable deposit product to the shorter term fixed rate deposit product.

  The opening of the Bank's new in-store branch in the North Kingstown Wal-Mart store in June 1997 did not significantly contribute to the growth in the Bank's deposits in 1997. Management believes that this was the case because the new de novo branch was not opened until half-way through the year and the fact that the area of North Kingstown where the Wal-Mart store is located is still largely under development.

  Along with its deposit gathering efforts, the Company relied on borrowing from securities sold under agreements to repurchase to leverage its capital. At December 31, 1997, securities sold under agreements to repurchase amounted to $10.1 million, compared to $10.8 million at December 31, 1996.

 Asset/Liability Management

  The principal objective of the Company's asset and liability management is to minimize interest rate risk on net interest income and stockholders' equity. This objective is accomplished by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/ Liability Management Committee which includes members of the Company's senior management and two members of the Company's Board of Directors. The Asset/Liability Management Committee is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the Company's sources, uses and pricing of funds.

  The effect of interest rate changes on assets and liabilities is analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the interest rate sensitivity "gap." An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of falling interest rates, a positive gap would tend to adversely affect net interest income, while a negative gap would tend to result in an increase in net interest income. During a period of rising interest rates, a positive gap would tend to result in an increase in net interest income while a negative gap would tend to affect net interest income adversely.

  The Company has historically sought to maintain a relatively narrow gap position and has, in some instances, foregone investment in higher yielding assets where such investment, in management's opinion, exposed the Company to undue interest rate risk. However, the Company does not attempt to perfectly match interest rate sensitive assets and liabilities and will selectively mismatch its assets and liabilities to a controlled degree where it considers it both appropriate and prudent to do so. In managing its interest rate risk exposure, the Company does not engage in derivative financial instruments for hedging or speculative purposes. Other than fixed rate loan commitments, the Company is prohibited, by internal policy, from engaging in the use of off-balance sheet financial instruments.

  There are a number of relevant time periods in which to measure the Company's gap position, such as at the 3, 6, and 12 month points and beyond in the maturity schedule. Management tends to focus most closely on the gap up to the one year point in making its principal funding and investing decisions.

  The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1997:

                           WITHIN    OVER THREE   OVER ONE  OVER FIVE
                           THREE     TO TWELVE    YEAR TO   YEARS TO  OVER TEN
                           MONTHS      MONTHS    FIVE YEARS TEN YEARS  YEARS     TOTAL
                          --------   ----------  ---------- --------- --------  --------
                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Securities purchased
   under agreements to
   resell, and other ...  $  3,878    $    --     $   --     $   --     $ --    $  3,878
  Investment securities.     7,366      10,062     15,549      6,089      --      39,066
  Loans.................     8,727      25,937     29,732     13,664      --      78,060
                          --------    --------    -------    -------  -------   --------
Total interest-earning
 assets.................    19,971      35,999     45,281     19,753             121,004
INTEREST-BEARING
 LIABILITIES:
  Money Market accounts.       235         684        446        --       --       1,365
  Savings deposits and
   NOW accounts.........     1,815       5,609     14,625        --       --      22,049
  Time deposits.........    26,098      31,669      4,953        --       --      62,720
  Securities sold under
   agreements to
   repurchase...........     5,105       2,500      2,500        --       --      10,105
  Senior debenture......       --          --       2,947        --       --       2,947
                          --------    --------    -------    -------  -------   --------
Total interest-bearing
 liabilities............    33,253      40,462     25,471        --       --      99,186
                          --------    --------    -------    -------  -------   --------
NET INTEREST SENSITIVITY
 GAP....................  $(13,282)   $ (4,463)   $19,810    $19,753      --    $ 21,818
                          ========    ========    =======    =======  =======   ========
CUMULATIVE GAP..........  $(13,282)   $(17,745)   $ 2,065    $21,818  $21,818   $ 21,818
                          ========    ========    =======    =======  =======   ========
NET INTEREST SENSITIVITY
 GAP AS A PERCENT OF
 TOTAL ASSETS...........     (10.4)%      (3.5)%     15.6%      15.5%     --        17.2%
                          ========    ========    =======    =======  =======   ========
CUMULATIVE GAP AS A
 PERCENT OF TOTAL
 ASSETS.................     (10.4)%     (13.9)%      1.7%      17.2%    17.2%      17.2%
                          ========    ========    =======    =======  =======   ========

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table.

  By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At December 31, 1997, the Company's earnings-at-risk under a (plus/minus)200 basis point interest rate shock test measured a negative 5.1% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 15.25% of market value of equity at December 31, 1997. At December 31, 1997, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

  At December 31, 1997, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $16.9 million, or 13.3% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term borrowings of nearly $9.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At December 31, 1997, the Company held state and municipal demand deposits of $1.0 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

 Capital Resources

  Total stockholders' equity of the Company at December 31, 1997 was $13.7 million, as compared to $12.6 million at December 31, 1996. The increase of $1.1 million primarily resulted from $1.3 million in net income, less dividends declared.

  The Bank is subject to the leverage and risk-based capital ratio requirements of the FDIC. The Bank is deemed to be "well capitalized" by the FDIC and is classified as such for FDIC insurance- assessment purposes. At December 31, 1997, the Bank's Leverage Capital Ratio was 10.43%, as compared to 9.85% at December 31, 1996. The FDIC's minimum Leverage Capital Ratio for "adequately capitalized" financial institutions is 3%, although this minimum leverage ratio applies only to certain of the most highly-rated banks. Other institutions are subject to higher requirements.

  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I Risk-Based Capital Ratio of 16.52% and a Total Risk-Based Capital Ratio of 17.78% at December 31, 1997, as compared to a Tier I Risk-Based Capital Ratio of 14.71% and a Total Risk-

Based Capital Ratio of 15.96% at December 31, 1996. The minimum risk-based Tier I and Total Capital Ratios at each of these dates were 4.0% and 8.0%, respectively.

  The capital structure of the Company is subject to the capital ratio requirements of the Federal Reserve Bank, which happens to be the same requirements which FDIC imposes on the Bank.

  At December 31, 1997, the Company's Leverage Capital Ratio was 10.77%, as compared to 10.32% at December 31, 1996. The Company's Tier I Risk-Based Capital Ratio was 17.50% and its Total Risk-Based Capital Ratio was 18.76% at December 31, 1997, and 15.78% and 17.03%, respectively, at December 31, 1996.

 Year 2000 Compliance

  The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. Operating in a highly regulated environment, the Company and the Bank are well aware of the importance placed on this issue by the Federal Deposit Insurance Corporation, Federal Reserve Bank, Rhode Island Department of Business Regulation and the Securities and Exchange Commission. The company has adopted a Year 2000 Plan which calls for completion of a risk assessment, identification, reprogramming and testing of all programs and systems no later than December 31, 1998. Further, the Plan also requires all programs and systems to be fully tested and Year 2000 compliant by June 30, 1999.

  The Company is in constant communication with its outside vendors, with whom it is reliant, to ensure that their timetable and progress is consistent with that of the Company. The Company does not anticipate that the costs to be incurred in connection with Year 2000 compliance will be material to its financial condition or results of operations.

COMPARISON OF 1996 WITH 1995

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

  During 1996, the Company completed a public offering of its common stock and issued 550,000 shares while increasing stockholders' equity by $4.5 million. The increased capital allowed the Company to grow its balance sheet without impairing its capital position. Total assets increased $21.1 million or 21.0% to $121.4 million at the end of 1996. This growth occurred through a $4.3 million; or 4.8% increase in deposits, to $93.9 million; a $10.8 million increase in securities sold under agreements to repurchase; the $4.5 million in net proceeds from the public offering; and nearly $.9 million in net income, less common stock dividends.

 Net Interest Income

  In 1996, net interest income rose $589,911, or 14.5%, to $4,653,258 from $4,063,347 in 1995. The primary reason for this increase was due to an increase in average interest-earing assets of $12.5 million, or 13.6% and a slight increase in average net interest spread to 3.63% in 1996, as compared to 3.59% in 1995. The increase in average earning assets was funded largely from the net proceeds of the public offering, deposit growth and other borrowings. Increases in average stockholders' equity, offset somewhat by a decrease in average noninterest-bearing deposits, coupled with a relatively flat average net interest spread accounted for the 3 basis point increase in average net interest margin to 4.46% in 1996.

  Interest income totaled $8,867,483 in 1996, an increase of $1,135,464, or 14.7% over the prior year. The $12.5 million increase in average interest-earning assets was primarily responsible for the improvement in interest income. During 1996, loan demand was solid and the composition of average interest-earning assets between loans and investments remained relatively constant from 1995 to 1996. The interest rate environment also remained relatively flat, resulting in an 8 basis point increase in average earnings asset yield to 8.51% in 1996 from 8.43% in 1995.

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

 Provision for Possible Loan Losses

  The provision for possible loan losses was $455,000 in 1996, compared to $675,000 in 1995. The reduction in the provision was primarily the result of fewer net charge-offs during 1996, thus eliminating the necessity to replenish the reserve for net charge-offs, which was the case in 1995. Due to the overall improvement in asset quality, net charge-offs amounted to $117,076 in 1996, compared to $577,413 in 1995. The 1996 provision for possible loan losses was used primarily to allow for the overall growth of the Company's portfolio.

 Noninterest Income

  Noninterest income increased $62,425 in 1996, to $536,283 from $473,858 in 1995. This increase primarily was due to a $56,105 gain on sale of securities. Generally, the Company's intention is not to sell securities prior to maturity. However, in order to utilize a capital loss tax carryforward, which was scheduled to expire at the end of 1996, a security was sold and the tax carryforward was utilized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  Refer to "Asset/Liability Management" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of First Financial Corp.:

  We have audited the accompanying consolidated balance sheets of First Financial Corp. (a Rhode Island corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corp. and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 14, 1998

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                      -------------------------
                                                          1997         1996
                                                      ------------ ------------
                       ASSETS
                       ------
CASH AND DUE FROM BANKS.............................. $  2,837,014 $  1,988,713
                                                      ------------ ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL......    3,878,000    2,376,000
                                                      ------------ ------------
LOANS HELD FOR SALE..................................      380,000      160,000
                                                      ------------ ------------
INVESTMENT SECURITIES (Notes 1 and 3):
  Held-to-maturity (market value: $12,462,016 in 1997
   and $13,747,464 in 1996)..........................   12,467,740   13,780,519
  Available-for-sale (amortized cost: $26,403,000 in
   1997 and $28,354,439 in 1996).....................   26,598,634   28,411,326
                                                      ------------ ------------
  Total investment securities........................   39,066,374   42,191,845
                                                      ------------ ------------
FEDERAL HOME LOAN BANK STOCK.........................      447,700      348,100
                                                      ------------ ------------
LOANS (Notes 1, 8 and 10):
  Commercial.........................................    6,418,373    5,074,679
  Commercial real estate.............................   45,976,986   40,225,717
  Residential real estate............................   21,464,343   22,978,397
  Home equity lines of credit........................    2,838,377    3,088,134
  Consumer...........................................    1,056,791    1,236,216
                                                      ------------ ------------
                                                        77,754,870   72,603,143
  Less--Unearned Discount............................       75,107       66,716
  Allowance for possible loan losses (Notes 4 and
   13)...............................................    1,596,613    1,942,457
                                                      ------------ ------------
  Net loans..........................................   76,083,150   70,593,970
                                                      ------------ ------------
OTHER REAL ESTATE OWNED (Note 1).....................      782,190      675,607
                                                      ------------ ------------
PREMISES AND EQUIPMENT, net (Notes 5 and 8)..........    2,458,550    1,645,280
                                                      ------------ ------------
OTHER ASSETS.........................................    1,376,889    1,433,485
                                                      ------------ ------------
TOTAL ASSETS......................................... $127,309,867 $121,413,000
                                                      ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
DEPOSITS:
  Demand............................................. $ 13,198,956 $ 11,270,046
  Savings and money market accounts..................   23,371,357   22,749,700
  Time deposits (Note 6).............................   62,719,558   59,856,363
                                                      ------------ ------------
  Total deposits.....................................   99,289,871   93,876,109
                                                      ------------ ------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note
 7)..................................................   10,105,000   10,778,000
                                                      ------------ ------------
ACCRUED EXPENSES AND OTHER LIABILITIES...............    1,255,823    1,294,594
                                                      ------------ ------------
SENIOR DEBENTURE, net of unamortized discount of
 $53,460 in 1997 and $105,604 in 1996 (Note 13)......    2,946,540    2,894,396
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 8)...............
STOCKHOLDERS' EQUITY (Notes 2, 3, 12 and 16):
  Common Stock, $1 par value
   Authorized--5,000,000 shares
   Issued--1,328,041 shares..........................    1,328,041    1,328,041
  Surplus............................................    4,431,380    4,431,380
  Retained earnings..................................    7,982,792    6,923,308
  Unrealized gain on securities available-for-sale,
   net of taxes......................................      117,380       34,132
                                                      ------------ ------------
                                                        13,859,593   12,716,861
  Less--Treasury stock, at cost, 66,800 shares.......      146,960      146,960
                                                      ------------ ------------
  Total stockholders' equity.........................   13,712,633   12,569,901
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $127,309,867 $121,413,000
                                                      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                   YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                  1997       1996       1995
                                               ---------- ---------- ----------
INTEREST INCOME:
  Interest and fees on loans (Note 1)......... $7,400,873 $6,738,492 $5,994,034
  Interest on investment securities--
    U.S. Government and agency obligations....  1,532,872  1,558,517  1,432,729
    Collateralized mortgage obligations.......     91,684    134,144    154,783
    Mortgage backed securities................    727,637    243,994        --
    Marketable equity securities and other....     40,838     19,503      1,320
  Interest on cash equivalents (Note 1).......    175,223    172,833    149,153
                                               ---------- ---------- ----------
    Total interest income.....................  9,969,127  8,867,483  7,732,019
                                               ---------- ---------- ----------
INTEREST EXPENSE:
  Interest on deposits........................  3,886,454  3,766,620  3,429,019
  Interest on reverse repurchase agreements...    646,622    185,291        --
  Interest on debenture (Note 13).............    270,245    262,314    239,653
                                               ---------- ---------- ----------
    Total interest expense....................  4,803,321  4,214,225  3,668,672
                                               ---------- ---------- ----------
    Net interest income.......................  5,165,806  4,653,258  4,063,347
PROVISION FOR POSSIBLE LOAN LOSSES (Note 1)...    250,000    455,000    675,000
                                               ---------- ---------- ----------
    Net interest income after provision for
     possible loan losses.....................  4,915,806  4,198,258  3,388,347
                                               ---------- ---------- ----------
NONINTEREST INCOME:
  Service charges on deposits.................    317,176    307,060    285,413
  Gain on sale of securities..................        --      56,105        --
  Gain on loan sales..........................     46,410     69,402     94,467
  Other.......................................    101,811    103,716     93,978
                                               ---------- ---------- ----------
    Total noninterest income..................    465,397    536,283    473,858
                                               ---------- ---------- ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits (Note 11)....  1,801,661  1,653,929  1,566,105
  Occupancy expense...........................    375,294    364,414    337,032
  Equipment expense...........................    218,767    200,498    196,172
  Other real estate owned net losses, and
   expenses...................................     22,128     67,658    187,776
  Computer services...........................    193,392    162,470    150,603
  Deposit insurance assessments...............     11,127      1,500     95,483
  Other operating expenses....................    718,900    726,813    559,740
                                               ---------- ---------- ----------
    Total noninterest expense.................  3,341,269  3,177,282  3,092,911
                                               ---------- ---------- ----------
    Income before provision for income taxes..  2,039,934  1,557,259    769,294
PROVISION FOR INCOME TAXES (Note 9)...........    728,201    513,582    251,517
                                               ---------- ---------- ----------
Net income.................................... $1,311,733 $1,043,677 $  517,777
                                               ========== ========== ==========
Earnings per share:
    Basic..................................... $     1.04 $     0.99 $     0.76
                                               ========== ========== ==========
    Diluted................................... $     1.04 $     0.98 $     0.71
                                               ========== ========== ==========
Weighted average common shares outstanding....  1,261,241  1,049,609    683,200
Weighted average equivalent shares............        --      10,354     45,508
                                               ---------- ---------- ----------
Weighted average common and common stock
 equivalent shares outstanding................  1,261,241  1,059,963    728,708
                                               ========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              UNREALIZED
                                                             GAIN (LOSS)
                                                                  ON
                                                              SECURITIES
                                                              AVAILABLE                  TOTAL
                            COMMON                RETAINED    FOR SALE,   TREASURY   STOCKHOLDERS'
                            STOCK     SURPLUS     EARNINGS   NET OF TAXES   STOCK       EQUITY
                          ---------- ----------  ----------  ------------ ---------  -------------
Balance, December 31,
 1994...................  $  750,000 $  500,000  $5,571,013   $(114,893)  $(146,960)  $ 6,559,160
Net income..............         --         --      517,777         --          --        517,777
Dividends declared ($.11
 per share).............         --         --      (75,152)        --          --        (75,152)
Change in net unrealized
 gain (loss) on
 securities available-
 for-sale...............         --         --          --      189,804         --        189,804
                          ---------- ----------  ----------   ---------   ---------   -----------
Balance, December 31,
 1995...................     750,000    500,000   6,013,638      74,911    (146,960)    7,191,589
Net income..............         --         --    1,043,677         --          --      1,043,677
Dividends declared ($.12
 per share).............         --         --     (134,007)        --          --       (134,007)
Exercise of stock
 options and related tax
 effect.................      28,041    (41,744)        --          --          --        (13,703)
Issuance of 550,000
 shares of common stock,
 net of offering costs..     550,000  3,973,124         --          --          --      4,523,124
Change in net unrealized
 gain (loss) on
 securities available-
 for-sale...............         --         --          --      (40,779)        --        (40,779)
                          ---------- ----------  ----------   ---------   ---------   -----------
Balance, December 31,
 1996...................   1,328,041  4,431,380   6,923,308      34,132    (146,960)   12,569,901
Net income..............         --         --    1,311,733         --          --      1,311,733
Dividends declared ($.20
 per share).............         --         --     (252,249)        --          --       (252,249)
Change in net unrealized
 gain (loss) on
 securities available-
 for-sale...............         --         --          --       83,248         --         83,248
                          ---------- ----------  ----------   ---------   ---------   -----------
Balance, December 31,
 1997...................  $1,328,041 $4,431,380  $7,982,792   $ 117,380   $(146,960)  $13,712,633
                          ========== ==========  ==========   =========   =========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                YEARS ENDED
                                                DECEMBER 31,
                                       ----------------------------------------
                                           1997          1996          1995
                                       ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $  1,311,733  $  1,043,677  $    517,777
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for possible loan
     losses..........................       250,000       455,000       675,000
    Depreciation and amortization....       231,723       185,076       171,201
    (Gains) losses on OREO...........        (9,522)       (6,681)      112,302
    Gain on sale of securities.......           --        (56,105)          --
    Gain on sales of loans...........       (46,410)      (69,402)      (94,467)
    Proceeds from sales of loans.....     1,209,421       890,652     1,002,982
    Loans originated for sale........    (1,386,340)     (981,250)     (908,515)
    Net increase in deferred loan
     fees............................        46,816        30,330        37,297
    Net (accretion) on investment
     securities held-to-maturity.....       (10,730)      (40,619)      (11,698)
    Net (accretion) investment
     securities available-for-sale...       (66,649)     (103,136)      (89,580)
    Net increase (decrease) in
     unearned discount...............         8,391       (21,425)        7,327
    Net decrease (increase) in other
     assets..........................        56,596      (314,535)     (264,888)
    Accretion of discount on
     debenture.......................       202,566       199,064       192,312
    Net (decrease) increase in
     accrued expenses and other
     liabilities.....................      (266,589)      457,584       124,512
                                       ------------  ------------  ------------
    Net cash provided by operating
     activities......................     1,531,006     1,668,230     1,471,562
                                       ------------  ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of
   investment securities held-to-
   maturity .........................    13,573,509    22,766,655    10,318,259
  Proceeds from sale and maturities
   of investment securities
   available-for-sale................    30,233,468    21,914,591    32,380,000
  Purchase of investment securities
   held-to-maturity .................   (12,250,000)  (18,865,456)  (11,804,178)
  Purchase of investment securities
   available-for-sale................   (28,215,380)  (38,099,980)  (32,183,850)
  Purchase of Federal Home Loan Bank
   stock.............................       (99,600)          --       (348,100)
  Net increase in loans..............    (6,258,403)   (8,368,347)   (8,534,422)
  Purchase of premises and equipment.    (1,044,993)      (13,463)     (152,944)
  Sales of OREO......................       366,955       984,416       616,274
                                       ------------  ------------  ------------
  Net cash used in investing
   activities........................    (3,694,444)  (19,681,584)   (9,708,961)
                                       ------------  ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand
   accounts..........................     1,928,910    (1,213,387)      448,760
  Net increase (decrease) in savings
   and money market accounts.........       621,657    (1,442,281)   (7,847,890)
  Net increase in time deposits......     2,863,195     6,941,235    13,805,346
  Net (decrease) increase in reverse
   repurchase agreements.............      (673,000)   10,778,000           --
  Net proceeds on issuance of common
   stock.............................           --      4,523,124           --
  Exercise of stock options, net of
   tax effect........................           --        (13,703)          --
  Dividends paid.....................      (227,023)      (96,170)      (75,152)
                                       ------------  ------------  ------------
  Net cash provided by financing
   activities........................     4,513,739    19,476,818     6,331,064
                                       ------------  ------------  ------------

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                             1997         1996         1995
                                         ------------ ------------ ------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS......................  $  2,350,301 $  1,463,464 $ (1,906,335)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR..................................     4,364,713    2,901,249    4,807,584
                                         ------------ ------------ ------------
CASH AND CASH EQUIVALENTS, END OF YEAR.  $  6,715,014 $  4,364,713 $  2,901,249
                                         ============ ============ ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid........................  $  4,755,368 $  3,834,580 $  3,606,104
                                         ============ ============ ============
  Income taxes paid....................  $    787,242 $    327,250 $    331,250
                                         ============ ============ ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
  Transfer of loans to OREO............  $    461,002 $    183,032 $  1,257,259
                                         ============ ============ ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

 Loans

  Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 (SFAS No. 114, as amended). A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114, as amended, requires that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the latter method. All loans on nonaccrual status are considered to be impaired under SFAS No. 114. All adversely classified loans at December 31, 1997 and 1996 are also considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. All loans are individually evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value less costs to dispose of such collateral and the carrying value of the loan.

  Loans held for sale are carried at the lower of cost or fair value.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


 Provision and Allowance for Possible Loan Losses

  The balance of the allowance and the amount of the annual provision charged to expense are estimated amounts based on past loan loss experience, changes in the character and size of the loan portfolio, current and expected economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported as an expense in the periods in which they become known. The allowance is maintained at a level considered by management to be adequate to cover reasonably foreseeable loan losses. Losses are charged against the allowance for possible loan losses when management believes that the collectibility of principal is unlikely.

 Investment Securities

  Investments in equity securities that have readily determinable fair values and all investments in debt securities are classified as either held-to-maturity, available-for-sale or trading. Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for the amortization of premium or the accretion of discount.

  Debt and equity securities with readily determinable market values which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1997 and 1996, the Company had no securities classified as trading.

  Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and are carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' equity.

 Income Taxes

  The Bank accounts for income taxes using the asset and liability method of accounting under which deferred taxes are recognized for the future tax consequences of the temporary differences between the financial statement and tax basis of assets and liabilities, using the enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. As changes in tax laws or rates are enacted, deferred assets and liabilities will be adjusted accordingly through the provision for income taxes.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

  The following is a summary of the lives over which the Company computes depreciation:

       Buildings and Improvements................................... 10-40 years
       Leasehold Improvements.......................................    10 years
       Furniture and Fixtures....................................... 10-20 years
       Equipment....................................................  5-10 years

  When property is retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Costs of major additions and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

 Impairment of Long-Lived Assets

  Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If an asset being tested for recoverability was acquired in a business combination, the related goodwill is included as part of the asset grouping in determining recoverability. In instances where goodwill is identified with assets that are subject to an impairment loss, the carrying amount of the identified goodwill is eliminated before making any reduction of the carrying amounts of impaired long-lived assets and identifiable intangibles.

  The Company evaluates the recoverability of its carrying amounts of long-lived assets based on estimated cash flows to be generated by each of such assets as compared to the original estimates used in measuring such assets. To the extent impairment is identified, this Company would reduce the carrying value of such assets. To date the Company has not had any such impairments.

 Earnings Per Share

  The Company has implemented SFAS No. 128, "Earnings per Share," which is effective for fiscal periods ending after December 15, 1997. This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding. Common stock equivalent shares represent the assumed exercise of outstanding stock options during 1996 and 1995, net of shares assumed to be repurchased using the treasury stock method, if dilutive. Prior period amounts have been restated to conform to current year presentation.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(3) INVESTMENT SECURITIES

  The estimated market value and amortized cost at December 31, 1997 and 1996 are as follows:

                                                DECEMBER 31, 1997
                                  ---------------------------------------------
                                                GROSS      GROSS     ESTIMATED
                                   AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                     COST       GAINS      LOSSES      VALUE
                                  ----------- ---------- ---------- -----------
Held-to-maturity--
  U.S. Government & agency
   obligations................... $11,750,000  $  5,411   $10,311   $11,745,100
  Collateralized mortgage
   obligations...................     717,740     1,012     1,836       716,916
                                  -----------  --------   -------   -----------
                                  $12,467,740  $  6,423   $12,147   $12,462,016
                                  ===========  ========   =======   ===========
Available-for-sale--
  U.S. Government & agency
   obligations................... $17,527,771  $ 36,039   $ 4,478   $17,559,332
  Mortgage backed securities.....   8,580,132   146,750       221     8,726,661
  Marketable equity security and
   other.........................     295,097    17,544       --        312,641
                                  -----------  --------   -------   -----------
                                  $26,403,000  $200,333   $ 4,699   $26,598,634
                                  ===========  ========   =======   ===========
                                                DECEMBER 31, 1996
                                  ---------------------------------------------
                                                GROSS      GROSS     ESTIMATED
                                   AMORTIZED  UNREALIZED UNREALIZED   MARKET
                                     COST       GAINS      LOSSES      VALUE
                                  ----------- ---------- ---------- -----------
Held-to-maturity--
  U.S. Government & agency
   obligations................... $11,399,314  $  4,665   $34,268   $11,369,711
  Collateralized mortgage
   obligations...................   2,381,205     5,311     8,763     2,377,753
                                  -----------  --------   -------   -----------
                                  $13,780,519  $  9,976   $43,031   $13,747,464
                                  ===========  ========   =======   ===========
Available-for-sale--
  U.S. Government & agency
   obligations................... $17,669,642  $ 38,565   $12,321   $17,695,886
  Mortgage backed securities.....  10,684,297    28,043       --     10,712,340
  Marketable equity security.....         500     2,600       --          3,100
                                  -----------  --------   -------   -----------
                                  $28,354,439  $ 69,208   $12,321   $28,411,326
                                  ===========  ========   =======   ===========

  During 1996, the Company sold 2,150 shares of a marketable equity security with a cost basis of $11,250 at a gain of $56,105 in order to utilize a capital loss tax carryforward which was scheduled to expire at the end of 1996. There were no sales of securities during the years ended December 31, 1997 and 1995.

  A schedule of the maturity distribution of U.S. Government and agency obligations is as follows:

                                                DECEMBER 31, 1997
                                 -----------------------------------------------
                                    HELD-TO-MATURITY       AVAILABLE-FOR-SALE
                                 ----------------------- -----------------------
                                              ESTIMATED               ESTIMATED
                                  AMORTIZED    MARKET     AMORTIZED    MARKET
                                    COST        VALUE       COST        VALUE
                                 ----------- ----------- ----------- -----------
Within one year................. $ 2,250,000 $ 2,248,985 $ 9,830,367 $ 9,841,432
Over one year to five years.....   9,500,000   9,496,115   7,697,404   7,717,890
                                 ----------- ----------- ----------- -----------
                                 $11,750,000 $11,745,100 $17,527,771 $17,559,332
                                 =========== =========== =========== ===========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

  At December 31, 1997, approximately $3,000,000 of debt securities maturing in the one-to-five-year period are subject to periodic rate adjustment within one year.

  At December 31, 1997, the collateralized mortgage obligations have principal payment windows which extend through September 1998.

  During 1996, the Company purchased $10,490,000 of Government National Mortgage Association, 30 year, 8.50% coupon, mortgage backed securities at a premium of $301,587, which is being amortized using the level yield method. At the time of purchase, assuming certain prepayment rates, the securities had an estimated average life of 8.1 years. However, actual maturities and the average life may differ as borrowers have the right to prepay obligations without incurring a prepayment penalty.

  Investment securities having a book value of $11,985,298 and $12,637,297, at December 31, 1997 and 1996, respectively, were pledged as collateral for repurchase agreements, public deposits and other purposes, as required by law.

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

                                                       DECEMBER 31,
                                             ----------------------------------
                                                1997        1996        1995
                                             ----------  ----------  ----------
   Company Reserve:
     Balance at beginning of year........... $1,199,617  $  861,693  $  764,106
       Provision............................    250,000     455,000     675,000
       Loan charge-offs.....................   (267,012)   (136,899)   (715,507)
       Recoveries...........................     25,717      19,823     138,094
                                             ----------  ----------  ----------
     Balance at end of year.................  1,208,322   1,199,617     861,693
                                             ----------  ----------  ----------
   Acquired Reserve:
     Balance at beginning of year...........    742,840     966,347   1,493,201
       Loan charge-offs.....................   (341,118)   (230,016)   (528,210)
       Recoveries (costs)...................    (13,431)      6,509       1,356
                                             ----------  ----------  ----------
     Balance at end of year.................    388,291     742,840     966,347
                                             ----------  ----------  ----------
   Total Reserve............................ $1,596,613  $1,942,457  $1,828,040
                                             ==========  ==========  ==========


  As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture (Note 13) issued to DEPCO in connection with the acquisition. At December 31, 1997, the remaining balance of acquired loans was $4,032,910.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  At December 31, 1997 and 1996, the Company's recorded investment in impaired loans was $1,394,092 and $1,658,514, respectively, of which $884,121 and $1,359,343, respectively, was determined to require a valuation allowance of $237,030 and $375,674 as calculated under SFAS No. 114, as amended. The average recorded investment in impaired loans during 1997 and 1996 was $1,760,040 and $1,558,661, respectively. For the years ended December 31, 1997 and 1996, interest income on impaired loans totaled $167,818 and $153,972, respectively.

  At December 31, 1997 and 1996, nonaccrual loans totaled $16,477 and $427,893, respectively. Had nonaccrual loans been accruing, interest income would have increased by $248, $10,195 and $57,357 for the years ended December 31, 1997, 1996 and 1995, respectively. During 1996, the Company satisfactorily resolved a loan which was on nonaccrual status at December 31, 1995, and recorded approximately $47,000 in cash basis interest income.

(5) PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1997       1996
                                                          ---------- ----------
     Land and improvements............................... $  676,294 $  673,407
     Buildings and improvements..........................  1,263,718  1,254,336
     Leasehold improvements..............................    413,096        --
     Furniture, fixtures and equipment...................  1,430,662  1,175,866
                                                          ---------- ----------
                                                           3,783,770  3,103,609
     Less--Accumulated depreciation......................  1,325,220  1,458,329
                                                          ---------- ----------
                                                          $2,458,550 $1,645,280
                                                          ========== ==========

(6) TIME DEPOSITS

  At December 31, 1997, scheduled maturities of time deposits are as follows:

                                                        $100,000
     MATURITY                                           OR MORE   OTHER   TOTAL
     --------                                           -------- ------- -------
                                                             (IN THOUSANDS)
     1998.............................................   $8,253  $42,716 $50,969
     1999.............................................      200    4,144   4,344
     2000.............................................      823    4,338   5,161
     2001.............................................      304      798   1,102
     2002.............................................      419      725   1,144
                                                         ------  ------- -------
                                                         $9,999  $52,721 $62,720
                                                         ======  ======= =======

  Included in total time deposits are $15,870,000 of certificates of deposit subject to repricing on a quarterly basis (indexed to the three month yield on U.S. Treasury bills). Of these time deposits, $8,977,000 have remaining maturities of one year or less.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(7) FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

  At December 31, 1997, the Company had no outstanding advances and had an unused borrowing capacity of $8,954,000 with the Federal Home Loan Bank of Boston, of which $2,352,000 was in the form of an overnight line of credit.

  During 1996, the Company entered into a series of contracts to sell securities under agreements to repurchase. The proceeds from these agreements were used to purchase the Company's mortgage backed securities portfolio which, along with other securities, collateralized the agreements. The following table represents scheduled maturities and interest rates of these agreements at December 31, 1997:

                                                          WEIGHTED
       MATURITY                                         AVERAGE RATE   AMOUNT
       --------                                         ------------ -----------
     February 11, 1998.................................     5.85%    $ 5,105,000
     September 18, 1998................................     6.27       2,500,000
     September 17, 1999................................     6.47       2,500,000
                                                            ----     -----------
                                                            6.11%    $10,105,000
                                                            ====     ===========

  At December 31, 1997, the Company's risk with counterparties to securities sold under repurchase agreements was approximately $866,814. The amount at risk with counterparties represents the excess of the greater of the carrying value or estimated market value of underlying collateral plus related accrued interest receivable over the total repurchase borrowing and related accrued interest payable.

  Securities sold under repurchase agreements averaged $10,590,000 and $3,067,000 during 1997 and 1996, respectively. The maximum amounts outstanding at any month end were $10,778,000 during 1997 and 1996. The weighted average interest rate was 6.11% during 1997 and 6.03% during 1996.

(8) COMMITMENTS AND CONTINGENCIES

 Leases

  The Company leases the land on which its Cranston branch office is located, and building space in which its North Kingstown in-store branch is located. The annual rental expense under these leases is as follows:

       1998............................................................. $43,500
       1999.............................................................  32,700
       2000.............................................................  25,000
       2001.............................................................  25,000
       2002.............................................................  10,416

  The leases contain renewal options commencing in May 1999 and extending to May 2012. Under the terms of the rental options, the annual rental expense for both leases will not exceed $63,563.

 Litigation

  As of December 31, 1997, the Company was involved in certain lawsuits that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the views of legal counsel as to the outcome of the litigation. In management's opinion, final disposition of such lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

 Reserve Requirement

  The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required balances, including vault cash, were $342,000 and $290,000 as of December 31, 1997 and 1996, respectively.

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

  Off-balance-sheet instruments, whose contract amounts present credit risk, include the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997         1996
                                                        -----------  ----------
     Unused portion of existing lines of credit........  $7,837,277  $4,814,988
     Unadvanced construction loans.....................     855,934   1,587,917
     Firm commitments to extend credit.................   2,276,500     903,000

  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained upon extension of the credit is based on management's credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial real estate.

  The Company originates primarily residential and commercial real estate loans and, to a lesser extent, commercial and installment loans to customers primarily located in the State of Rhode Island and, to a lesser extent, southeastern Massachusetts. The Company operates two branches in the metropolitan Providence area, and two branches in Washington County, Rhode Island. Its primary source of revenue is providing loans to customers who are predominantly small and middle-market businesses and middle-income individuals.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(9) INCOME TAXES

  The provision for income taxes consists of the following components:

                                                         DECEMBER 31,
                                                  -----------------------------
                                                    1997      1996       1995
                                                  --------  ---------  --------
     Federal--
       Current................................... $665,201  $ 677,832  $332,667
       Deferred (prepaid)........................   (3,250)  (185,050)  (82,400)
     State.......................................   66,250     20,800     1,250
                                                  --------  ---------  --------
                                                  $728,201  $ 513,582  $251,517
                                                  ========  =========  ========

  The provision for income taxes differs from the amount computed by applying the statutory rate of 34%, as summarized below:

                                                        DECEMBER 31,
                                                 ----------------------------
                                                   1997      1996      1995
                                                 --------  --------  --------
     Provision for income taxes at statutory
      rate...................................... $693,578  $529,468  $261,560
     State taxes, net of federal benefit........   43,725    13,728       825
     Utilization of capital loss carryforward...      --    (19,075)      --
     Other......................................   (9,102)  (10,539)  (10,868)
                                                 --------  --------  --------
                                                 $728,201  $513,582  $251,517
                                                 ========  ========  ========

  The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1997 and 1996 are as follows:

                                                                DECEMBER 31,
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
     Gross deferred tax assets:
       Reserve for possible loan losses...................... $256,612 $240,788
       Deferred loan origination fees........................   56,508   37,781
       OREO writedown........................................    5,200   32,000
       Supplemental executive pension plan...................   78,661   52,183
       Accrued expenses......................................   55,987   85,709
                                                              -------- --------
     Gross deferred tax assets...............................  452,968  448,461
                                                              -------- --------
     Gross deferred tax liabilities:
       Depreciation..........................................  161,200  157,200
       Installment sales.....................................   27,768   30,511
                                                              -------- --------
     Gross deferred tax liabilities..........................  188,968  187,711
                                                              -------- --------
     Net deferred tax asset.................................. $264,000 $260,750
                                                              ======== ========

  A valuation reserve is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. No valuation reserve was required as of December 31, 1997 or 1996.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(10) RELATED PARTY TRANSACTIONS

  Certain directors and executive officers of the Company, their immediate families, companies in which they are principal owners, and trusts in which they are involved are borrowers of the Company. These related party loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than normal risk of collectibility.

  Related party loan activity was as follows:

                                                            1997        1996
                                                         ----------  ----------
   Balance at beginning of year......................... $1,384,981  $1,738,616
     Originations.......................................     97,278     318,567
     Payments...........................................    (74,705)   (517,847)
     Other..............................................   (502,502)   (154,355)
                                                         ----------  ----------
   Balance at end of year............................... $  905,052  $1,384,981
                                                         ==========  ==========

(11) EMPLOYEE BENEFIT PLAN

  The Company is a member of the Financial Institutions Retirement Fund
(FIRF), a multiple employer pension plan. As a participant in FIRF, the Company expenses its contributions to this plan, which is accounted for as a defined contribution plan. The Company's pension expense was $55,413, $78,671 and $66,685 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Effective January 1, 1995, the Company established a nonqualified retirement plan to provide supplemental retirement benefits to designated employees whose pension benefits are otherwise limited by the Internal Revenue Code regulations. A liability and transition asset of $121,707 were recorded, as of the effective date, in accordance with SFAS No. 87, "Employer's Accounting for Pensions".

  The following table sets forth the non-qualified plan's funded status, amounts recognized in the consolidated balance sheet as of December 31, 1997, 1996 and 1995 and related expense for the years ended December 31, 1997, 1996 and 1995:

                                                 1997       1996       1995
                                               ---------  ---------  ---------
   Actuarial present value of benefit
    obligations:
     Vested accumulated benefit obligation.... $(263,233) $(221,781) $(187,451)
                                               =========  =========  =========
     Projected benefit obligation............. $(365,941) $(329,525) $(322,747)
     Plan assets at fair value................   307,390        --         --
                                               ---------  ---------  ---------
                                                 (58,551)  (329,525)  (322,747)
     Unrecognized prior service cost..........   199,891    228,447    257,003
     Unrecognized net asset being recognized
      over 10 years...........................   (66,580)   (91,323)  (121,707)
     Unrecognized gain........................   (30,603)   (29,380)       --
                                               ---------  ---------  ---------
     Prepaid/(Accrued) pension cost........... $  44,157  $(221,781) $(187,451)
                                               =========  =========  =========
   Net pension expense:
     Service costs--benefits attributable to
      service during the period............... $  14,650  $  14,163  $  15,771
     Interest cost on projected benefit
      obligation..............................    23,948     21,995     21,417
     Amortization of unrecognized prior
      service cost............................    27,597     28,556     28,556
                                               ---------  ---------  ---------
                                               $  66,195  $  64,714  $  65,744
                                               =========  =========  =========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


   For calculating 1997, 1996 and 1995 pension costs for this nonqualified plan the following assumptions were used:

       Assumed discount rate...........................................     7.5%
       Rate of increase in compensation level..........................     5.0%
       Amortization period for unrecognized prior service cost......... 10 years

  During 1996, the Company adopted the Financial Institutions Thrift Plan for the benefit of its employees. The Plan, which is effective January 1, 1997, is a qualified savings incentive plan under Internal Revenue Code section 401(k). Under the terms of the Plan, the Company matches 50% of the first 6% of each eligible employee's contribution. The Company's expense under this plan amounted to $32,009 for the year ended December 31, 1997.

(12) STOCKHOLDERS' EQUITY

  In November 1986, the Company granted a non-statutory option ("Stock Option Agreement") to purchase 60,000 shares of common stock to its Chief Executive Officer at an exercise price of $2.50 per share, the estimated market value of the Company's stock at that time. These options were exercisable for a period of 10 years from the date of grant. In February of 1996, the Company amended the Stock Option Agreement to allow the offset of the shares otherwise issuable under the Stock Option Agreement by the number of shares required to exercise the options and pay the minimum withholding tax requirement. In May 1996, the options were exercised in connection with the public offering, under the amended Stock Option Agreement. As a result of the exercise of the options, 28,041 shares of the Company's Common Stock were issued. In connection with the cashless exercise of these options, the Company paid the minimum withholding tax requirement of $161,603 and recognized a tax benefit of $147,900 on the deemed compensation to the recipient.

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

  A discount of $717,005 was recorded to reduce the carrying value of the Senior Debenture at the date of issuance in recognition of its favorable interest terms. This discount is being accreted over the initial term of the Senior Debenture on the level yield method. The discount accretion for the years ended December 31, 1997, 1996 and 1995 amounted to $202,566, $199,064 and $192,312, respectively, and is classified as interest expense in the accompanying consolidated statements of income.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

  The Company is required to disclose estimated fair values for certain of its financial instruments. Financial instruments include such items as loans, securities, deposits, swaps and other instruments, as defined.

  Quoted market prices are used to estimate fair values where available. Many of the Company's financial instruments, however, lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. It is the Company's general practice and intent to hold the majority of its financial instruments, such as loans and deposits, to maturity and not engage in trading or sales activities. Therefore, permitted valuation techniques such as present value calculations, were used for the purposes of this disclosure.

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

  Investment Securities Held-to-Maturity and Available-for-Sale. Fair values are based principally on quoted market prices.

  Loans. The fair value of accruing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or for classified loans using a discount rate that reflects the risk inherent in the loan.

  The fair value of nonaccrual loans is based on the estimated market value of the underlying collateral held.

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

  Commitments to Extend Credit and Standby Letters of Credit. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value amounts are not material.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


  At December 31, 1997 and 1996, the estimated fair value of the Company's financial instruments are as follows:

                                                DECEMBER 31,
                               -----------------------------------------------
                                        1997                    1996
                               ----------------------- -----------------------
                                CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                               ----------- ----------- ----------- -----------
            ASSETS
            ------
Cash and due from banks and
 securities purchased under
 agreement to resell.......... $ 6,715,014 $ 6,715,014 $ 4,364,713 $ 4,364,713
Loans held for sale...........     380,000     416,298     160,000     168,000
Investment securities:
  Held-to-maturity............  12,467,740  12,462,016  13,780,519  13,747,464
  Available-for-sale..........  26,598,634  26,598,634  28,411,326  28,411,326
Federal Home Loan Bank stock..     447,700     447,700     348,100     348,100
Loans--net....................  76,083,150  77,583,000  70,593,970  71,011,000
         LIABILITIES
         -----------
Deposits...................... $99,289,871 $99,412,000 $93,876,109 $94,081,000
Securities sold under
 agreements to repurchase.....  10,105,000  10,105,000  10,778,000  10,778,000
Senior debenture..............   2,946,540   3,000,000   2,894,396   3,000,000

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(15) THE COMPANY (PARENT COMPANY ONLY)

  The condensed separate financial statements of the Company are presented below.

                            CONDENSED BALANCE SHEETS

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1997        1996
                                                        ----------- -----------
                        ASSETS
                        ------
Cash and due from banks................................ $    97,957 $    55,119
Investment securities:
  Available-for-sale (amortized cost: $3,578,030 in
   1997 and $3,676,163 in 1996)........................   3,577,365   3,676,698
Investment in subsidiary bank..........................  12,884,343  11,629,111
Other assets...........................................     102,256     141,420
                                                        ----------- -----------
    Total assets....................................... $16,661,921 $15,502,348
                                                        =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Senior debenture, net of unamortized discount.......... $ 2,946,540 $ 2,894,396
Other liabilities......................................       2,748      38,051
                                                        ----------- -----------
                                                          2,949,288   2,932,447
                                                        ----------- -----------
Stockholders' Equity:
  Common stock.........................................   1,328,041   1,328,041
  Surplus..............................................   4,431,380   4,431,380
  Retained earnings....................................   7,982,792   6,923,308
  Unrealized gain on securities available-for-sale, net
   of taxes............................................     117,380      34,132
                                                        ----------- -----------
                                                         13,859,593  12,716,861
  Less--Treasury stock.................................     146,960     146,960
                                                        ----------- -----------
    Total stockholders' equity.........................  13,712,633  12,569,901
                                                        ----------- -----------
    Total liabilities and stockholders' equity......... $16,661,921 $15,502,348
                                                        =========== ===========

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                         CONDENSED STATEMENTS OF INCOME

                                                 YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                 1997        1996       1995
                                              ----------  ----------  ---------
Interest and dividend income................  $  461,850  $  252,993  $  75,152
Interest and other expense..................     380,180     287,348    239,653
                                              ----------  ----------  ---------
Income (loss) before income taxes and equity
 in undistributed earnings of subsidiary....      81,670     (34,355)  (164,501)
Applicable income tax benefit...............     (58,799)    (56,418)   (81,483)
                                              ----------  ----------  ---------
Income (loss) before equity in undistributed
 earnings of subsidiary ....................     140,469      22,063    (83,018)
Equity in undistributed earnings of
 subsidiary.................................   1,171,264   1,021,614    600,795
                                              ----------  ----------  ---------
Net income..................................  $1,311,733  $1,043,677  $ 517,777
                                              ==========  ==========  =========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                               1997         1996        1995
                                            -----------  -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................... $ 1,311,733  $ 1,043,677  $ 517,777
  Adjustments to reconcile net income to
   net cash provided by (used in) operating
   activities--
    Equity in undistributed earnings of
     subsidiary............................  (1,171,264)  (1,021,614)  (600,795)
    Accretion of discount on debenture.....     202,566      199,064    192,312
    Net (accretion) on investment
     securities............................     (98,254)     (59,483)       --
    Net decrease in accrued expenses and
     other liabilities.....................    (210,471)    (761,675)   (34,142)
    Net decrease (increase) in other
     assets................................      39,164     (141,420)       --
                                            -----------  -----------  ---------
      Net cash provided by (used in)
       operating activities................      73,474     (741,451)    75,152
                                            -----------  -----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment
   securities available-for-sale...........   7,700,000    2,700,000        --
  Purchase of investment securities
   available-for-sale......................  (7,503,613)  (6,316,681)       --
                                            -----------  -----------  ---------
      Net cash provided by (used in)
       investing activities................     196,387   (3,616,681)       --
                                            -----------  -----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds on issuance of common stock.         --     4,523,124        --
  Exercise of stock options, net of tax
   effect..................................         --       (13,703)       --
  Dividends paid...........................    (227,023)     (96,170)   (75,152)
                                            -----------  -----------  ---------
      Net cash (used in) provided by
       financing activities................    (227,023)   4,413,251    (75,152)
                                            -----------  -----------  ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS..      42,838       55,119        --
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR......................................      55,119          --         --
                                            -----------  -----------  ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..... $    97,957  $    55,119  $     --
                                            ===========  ===========  =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid............................ $   218,100  $   212,550  $ 130,000
                                            ===========  ===========  =========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(16) REGULATORY CAPITAL

  The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgements by the regulators about components, risk weightings and other factors.

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1997, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered "well capitalized" by the federal banking agencies.

  The December 31, 1995 Federal Deposit Insurance Corporation examination categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events that management believes have changed the Bank's category.

                                                                   TO BE WELL
                                                                  CAPITALIZED
                                                                  UNDER PROMPT
                                                FOR CAPITAL        CORRECTIVE
                                                  ADEQUACY           ACTION
                                ACTUAL            PURPOSES         PROVISIONS
                           -----------------  ----------------  ----------------
                             AMOUNT    RATIO    AMOUNT   RATIO    AMOUNT   RATIO
                           ----------- -----  ---------- -----  ---------- -----
As of December 31, 1997:
  The Company:
   Total capital (to risk
    weighted assets).....  $14,574,000 18.76% $6,214,240 8.00%         --    --
   Tier I capital (to
    risk weighted
    assets)..............   13,595,000 17.50   3,107,120 4.00          --    --
   Tier I capital (to
    average assets)......   13,595,000 10.77   3,788,520 3.00          --    --
  The Bank:
   Total capital (to risk
    weighted assets).....  $13,741,000 17.78% $6,185,200 8.00%  $7,731,500 10.00%
   Tier I capital (to
    risk weighted
    assets)..............   12,767,000 16.52   3,092,000 4.00    4,638,900  6.00
   Tier I capital (to
    average assets)......   12,767,000 10.43   3,674,700 3.00    6,124,500  5.00
As of December 31, 1996
  The Company:
   Total capital (to risk
    weighted assets).....  $13,430,343 17.03% $6,309,745 8.00%         --    --
   Tier I capital (to
    risk weighted
    assets)..............   12,444,446 15.78   3,154,872 4.00          --    --
   Tier I capital (to
    average assets)......   12,444,446 10.32   3,617,174 3.00          --    --
  The Bank:
   Total capital (to risk
    weighted assets).....  $12,481,382 15.96% $6,255,397 8.00%  $7,819,247 10.00%
   Tier I capital (to
    risk weighted
    assets)..............   11,503,977 14.71   3,127,699 4.00    4,691,548  6.00
   Tier I capital (to
    average assets)......   11,503,977  9.85   3,504,084 3.00    5,840,141  5.00

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

  (2) Financial Statements

  The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995

    Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

    Notes to Consolidated Financial Statements

  (3) Financial Statement Schedules

  The Financial Data Schedule is included as Exhibit 27.1 to this Form 10-K and certain other schedules are omitted because they are not applicable or because the information is provided in Part II, Item 8, "Financial Statements and Supplementary Data".

  (4) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                 EXHIBIT INDEX

           EXHIBIT
 REFERENCE NUMBER                           DESCRIPTION
 --------- -------                          -----------
             3.1   --Amended and Restated Articles of Incorporation of the
    (1)               Registrant.
    (1)      3.2   --By-Laws of Registrant.
             4.1   --Specimen Certificate for Shares of the Registrant's Common
    (1)               Stock, $1.00 par value.
    (1)     10.1   --Lease Agreement between the Bank and Angelo Archetto
                      regarding Cranston, Rhode Island property dated as of May
                      14, 1974.
    (1)     10.2   --Acquisition Agreement between the Registrant, Maurice C.
                      Paradis, receiver for Chariho-Exeter Credit Union, and
                      the Rhode Island Depositors Economic Protection
                      Corporation (DEPCO) dated as of May 1, 1992.
    (1)     10.3   --Senior Debenture issued by Registrant to DEPCO dated as of
                      May 1, 1992.
    (1)     10.4   --Amended and Restated Employment Agreement between
                      Registrant and Patrick J. Shanahan, Jr. dated as of
                      February 6, 1996.
    (1)     10.5   --Stock Option Agreement between Registrant and Patrick J.
                      Shanahan, Jr. dated as of November 24, 1986, and
                      Amendment No. 1 thereto dated as of February 22, 1996.
    (1)     10.6   --Supplemental Executive Retirement Plan.
    (1)     10.7   --Financial Institutions Retirement Fund Defined Pension
                      Plan--Summary Plan Description.
    (1)     10.8   --Form of Deferred Compensation Agreement regarding
                      Directors' Fees.
    (2)     10.9   --Financial Institutions Thrift Plan--Summary Plan
                      Description.
    (2)     10.10  --Lease Agreement(s) between Bank and Wal-Mart Stores, Inc., dated as of January 27, 1997.
    (3)     10.11  --Service Agreement dated as of April 1, 1997 by and between
                      First Bank and Trust Company and BISYS, Inc.
                      (Confidential treatment granted for certain portions of
                      the Exhibit).
    (1)     21.1   --Subsidiaries of Registrant.
    (4)     27.1   --Financial Data Schedule
    (4)     27.2   --Financial Data Schedule, as restated, which was initially filed on Form 10-K for the year ended December 31, 1996.

--------
(1) Incorporated by reference to the Registrant's Registration Statement of Form S.1 (Registration No. 333-1654), as amended, which was initially filed with the Securities and Exchange Commission on February 26, 1996.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          FIRST FINANCIAL CORP.

                                              /s/ Patrick J. Shanahan, Jr.
                                          By: _________________________________
                                                  Patrick J. Shanahan, Jr.
                                               Chairman, President and Chief
                                                     Executive Officer

Date: March 9, 1998

  Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

             SIGNATURE                           TITLE                  DATE
             ---------                           -----                  ----

  /s/ Patrick J. Shanahan, Jr.       Chairman, President and        March 9, 1998
____________________________________  Chief Executive Officer;
      Patrick J. Shanahan, Jr.        Director

       /s/ Gary R. Alger             Director                       March 9, 1998
____________________________________
           Gary R. Alger

                                     Director
____________________________________
        Raymond F. Bernardo

      /s/ Artin H. Coloian           Director                       March 9, 1998
____________________________________
          Artin H. Coloian

      /s/ Joseph A. Keough           Director                       March 9, 1998
____________________________________
          Joseph A. Keough

 /s/ Dr. Peter L. Mathieu, Jr.       Director                       March 9, 1998
____________________________________
     Dr. Peter L. Mathieu, Jr.

      /s/ Joseph V. Mega             Director                       March 9, 1998
____________________________________
           Joseph V. Mega

    /s/ John Nazarian, Ph.D.         Director                       March 9, 1998
____________________________________
        John Nazarian, Ph.D.

                                     Director
____________________________________
         William P. Shields

      /s/ John A. Macomber           Vice President, Treasurer      March 9, 1998
____________________________________  and Chief Financial Officer
          John A. Macomber