Form 10-Q
period 1998-03-31
FIRST FINANCIAL CORP /RI/
filed 1998-05-14
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1998    Commission file number  0-27878



                             FIRST FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


RHODE ISLAND                                                     05-0391383
(State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)


180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                      02903
(Address of principal executive offices)                          (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 421-3600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes         No
                                   -----       _____

At May 8, 1998, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX

                                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.................................................................................   1
     Consolidated Balance Sheets - March 31, 1998 and December 31, 1997.......................................   1

     Consolidated Statements of Income - Three months ended March 31, 1998 and 1997...........................   2

     Consolidated Statements of Stockholders' Equity - Three months ended
     March 31, 1998 and year ended December 31, 1997..........................................................   3

     Consolidated Statements of Cash Flows - Three months ended  March 31, 1998 and 1997......................   4

     Notes to Consolidated Financial Statements - March 31, 1998..............................................   5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations....................................................................................   6

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................................................  12

Item 2 - Changes in Securities................................................................................  12

Item 3 - Defaults Upon Senior Securities......................................................................  12

Item 4 - Submission of Matters to a Vote of Security Holders..................................................  13

Item 5 - Other Information....................................................................................  13

Item 6 - Exhibits and Reports on Form 8-K.....................................................................  13

SIGNATURES....................................................................................................  14

EXHIBITS

Computation of per share earnings - Exhibit 11..............................................................    15

Financial Data Schedule - Exhibit 27........................................................................    16

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       1998           1997
                                                                                    ------------  -------------
                                                ASSETS                               (UNAUDITED)
CASH AND DUE FROM BANKS......................................................       $  2,435,474  $  2,837,014
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL..............................          8,399,000     3,878,000
LOANS HELD FOR SALE..........................................................            325,000       380,000
INVESTMENT SECURITIES:
 Held-to-maturity (market value: $9,336,367 and $12,462,016).................          9,333,474    12,467,740
 Available-for sale (amortized cost: $31,037,107 and $26,403,000)............         31,275,989    26,598,634
                                                                                    ------------  ------------
       Total investment securities...........................................         40,609,463    39,066,374
                                                                                    ------------  ------------
FEDERAL HOME LOAN BANK STOCK.................................................            447,700       447,700
LOANS:
 Commercial..................................................................          7,027,971     6,418,373
 Commercial real estate......................................................         46,975,973    45,976,986
 Residential real estate.....................................................         20,613,324    21,464,343
 Home equity lines of credit.................................................          2,686,531     2,838,377
 Consumer....................................................................          1,121,560     1,056,791
                                                                                    ------------  ------------
                                                                                      78,425,359    77,754,870
 Less - Unearned discount....................................................             88,441        75,107
 Allowance for possible loan losses..........................................          1,428,146     1,596,613
                                                                                    ------------  ------------
       Net loans.............................................................         76,908,772    76,083,150
                                                                                    ------------  ------------
OTHER REAL ESTATE OWNED......................................................            672,190       782,190
PREMISES AND EQUIPMENT, net..................................................          2,451,819     2,458,550
OTHER ASSETS.................................................................          1,528,165     1,376,889
                                                                                    ------------  ------------
TOTAL ASSETS.................................................................       $133,777,583  $127,309,867
                                                                                    ============  ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Demand....................................................................       $ 12,240,691  $ 13,198,956
   Savings and money market accounts.........................................         21,116,262    23,371,357
   Time deposits.............................................................         66,278,401    62,719,558
                                                                                    ------------  ------------
       Total deposits........................................................         99,635,354    99,289,871
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...............................         15,108,100    10,105,000
FEDERAL HOME LOAN BANK ADVANCES..............................................            643,395            --
ACCRUED EXPENSES AND OTHER LIABILITIES.......................................          1,379,787     1,255,823
SENIOR DEBENTURE.............................................................          3,011,220     2,946,540
                                                                                    ------------  ------------
TOTAL LIABILITIES............................................................        119,777,856   113,597,234
                                                                                    ------------  ------------
STOCKHOLDERS' EQUITY:
   Common Stock, $1 par value
       Authorized - 5,000,000 shares
       Issued - 1,328,041 shares.............................................          1,328,041     1,328,041
   Surplus...................................................................          4,431,380     4,431,380
   Retained earnings.........................................................          8,243,936     7,982,792
   Unrealized gain on securities available-for-sale, net of taxes............            143,330       117,380
                                                                                    ------------  ------------
                                                                                      14,146,687    13,859,593
   Less - Treasury stock, at cost, 66,800 shares.............................            146,960       146,960
                                                                                    ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...................................................         13,999,727    13,712,633
                                                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................       $133,777,583  $127,309,867
                                                                                    ============  ============


  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                       THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    -----------------------
                                                                    1998               1997
                                                                    ----               ----
                                                                           (UNAUDITED)
INTEREST INCOME:
 Interest and fees on loans........................................  $1,888,173  $1,769,959
 Interest on investment securities-
     U.S. Government and agency obligations........................     400,183     396,889
     Collateralized mortgage obligations...........................       7,728      31,044
     Mortgage backed securities....................................     135,720     202,554
     Marketable equity securities and other........................      21,993       6,145
 Interest on cash equivalents......................................      60,162      30,808
                                                                     ----------  ----------
     Total interest income.........................................   2,513,959   2,437,399
                                                                     ----------  ----------

INTEREST EXPENSE:
 Interest on deposits..............................................   1,021,134     938,550
 Interest on repurchase agreements.................................     156,852     159,762
 Interest on advances..............................................       6,888          --
 Interest on debenture.............................................      64,681      65,046
                                                                     ----------  ----------
    Total interest expense.........................................   1,249,555   1,163,358
                                                                     ----------  ----------
    Net interest income............................................   1,264,404   1,274,041
PROVISION FOR POSSIBLE LOAN LOSSES.................................      50,000      75,000
                                                                     ----------  ----------
    Net interest income after provision for possible
     loan losses...................................................   1,214,404   1,199,041
                                                                     ----------  ----------
NONINTEREST INCOME:
 Service charges on deposits.......................................      66,108      83,055
 Gain on sale of securities........................................          --          --
 Gain on loan sales................................................      35,705          --
 Other.............................................................      52,071      40,343
                                                                     ----------  ----------
    Total noninterest income.......................................     153,884     123,398
                                                                     ----------  ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits...................................     448,302     428,120
  Occupancy expense................................................      99,925      88,474
  Equipment expense................................................      64,074      50,193
  Other real estate owned net losses and expenses..................       2,608      17,120
  Computer services................................................      53,237      41,214
  Deposit insurance assessments....................................       2,996       2,435
  Other operating expenses.........................................     169,145     177,070
                                                                     ----------  ----------
    Total noninterest expense......................................     840,287     804,626
                                                                     ----------  ----------
    Income before provision for income taxes.......................     528,001     517,813
PROVISION FOR INCOME TAXES.........................................     191,182     187,446
                                                                     ----------  ----------
NET INCOME.........................................................  $  336,819  $  330,367
                                                                     ==========  ==========

Earnings per share:
    Basic..........................................................       $0.27       $0.26
                                                                     ==========  ==========
    Diluted........................................................       $0.27       $0.26
                                                                     ==========  ==========
Weighted average common shares outstanding.........................   1,261,241   1,261,241
Weighted average equivalent shares.................................          --          --
                                                                     ----------  ----------
Weighted average common and common stock equivalent
  shares outstanding...............................................   1,261,241   1,261,241
                                                                     ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  UNREALIZED
                                                                              GAIN ON SECURITIES                       TOTAL
                                            COMMON                  RETAINED  AVAILABLE FOR SALE,     TREASURY     STOCKHOLDERS'
                                            STOCK       SURPLUS     EARNINGS     NET OF TAXES           STOCK         EQUITY
                                          ----------  ----------  ----------- -------------------  -------------   -------------
Balance, December 31, 1996..............  $1,328,041  $4,431,380  $6,923,308      $ 34,132             $(146,960)    $12,569,901

Net income..............................          --          --   1,311,733            --                    --       1,311,733

Change in net unrealized gain...........
   on securities available-for-sale.....          --          --          --        83,248                    --          83,248


Comprehensive income....................          --          --          --            --                    --              --


Dividends declared ($.20 per
   share)...............................          --          --    (252,249)           --                    --        (252,249)
                                          ----------  ----------  ----------   -----------         -------------     -----------

Balance, December 31, 1997..............   1,328,041   4,431,380   7,982,792       117,380              (146,960)     13,712,633

Net income..............................          --          --     336,819            --                    --         336,819

Change in net unrealized gain
   on securities available-for-sale.....          --          --          --        25,950                    --          25,950


Comprehensive income....................          --          --          --            --                    --              --


Dividends declared ($.20 per
   share................................          --          --     (75,675)           --                    --         (75,675)
                                          ----------  ----------  ----------   -----------         -------------     -----------

Balance, March 31, 1998.................  $1,328,041  $4,431,380  $8,243,936      $143,330             $(146,960)    $13,999,727
                                          ==========  ==========  ==========   ===========         =============     ===========

                                           COMPREHENSIVE
                                            INCOME
                                           -------------
Balance, December 31, 1996..............

Net income..............................    $1,311,733

Change in net unrealized gain...........
   on securities available-for-sale.....        83,248
                                            ----------

Comprehensive income....................    $1,394,981
                                            ==========

Dividends declared ($.20 per
   share)...............................


Balance, December 31, 1997..............

Net income..............................    $  336,819

Change in net unrealized gain
   on securities available-for-sale.....        25,950
                                            ----------

Comprehensive income....................    $  362,769
                                            ==========

Dividends declared ($.20 per
   share................................


Balance, March 31, 1998.................

  The accompanying notes are an integral part of these consolidated financial statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      THREE MONTHS ENDED MARCH 31,
                                                                                   -----------------------------------
                                                                                          1998               1997
                                                                                   ----------------     --------------
      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................        $    336,819       $   330,367
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
  Provision for possible loan losses...........................................              50,000            75,000
  Depreciation and amortization................................................              69,702            46,348
  (Gains) losses on sale of OREO...............................................              (3,664)              982
  Gain on sales of loans.......................................................             (35,705)               --
  Proceeds from sales of loans.................................................             415,705           168,018
  Loans originated for sale....................................................            (325,000)         (610,170)
  Net accretion on investment securities held-to-maturity......................              (2,340)           (3,167)
  Net accretion on investment securities available-for-sale....................             (12,631)          (25,717)
  Net increase (decrease) in unearned discount.................................              13,334            (7,368)
  Net increase in other assets.................................................            (151,276)         (329,018)
  Amortization of discount on debenture........................................              50,861            50,269
  Net increase in deferred loan fees...........................................               1,377            44,486
  Net increase in accrued expenses and other liabilities.......................             107,870            33,963
                                                                                       ------------       -----------
     Net cash provided by (used in) operating activities.......................             515,052          (226,007)
                                                                                       ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Federal Home Loan Bank stock......................................                  --           (99,600)
 Proceeds from maturities of investment securities
    held-to-maturity...........................................................           6,135,590         2,895,731
 Proceeds from maturities of investment securities
    available-for-sale.........................................................          11,689,172         9,065,310
 Purchase of investment securities held-to-maturity............................          (2,998,984)       (1,250,000)
 Purchase of investment securities available-for-sale..........................         (16,310,646)       (7,717,208)
 Net increase in loans.........................................................            (890,333)       (1,891,765)
 Purchase of premises and equipment............................................             (62,971)         (288,975)
 Sales of OREO.................................................................             113,664            75,449
                                                                                       ------------       -----------
     Net cash (used in) provided by investing activities.......................          (2,324,508)          788,942
                                                                                       ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in demand accounts....................................            (958,265)          233,770
 Net (decrease) in savings and money market accounts...........................          (2,255,095)         (302,592)
 Net increase (decrease) in time deposits......................................           3,558,843        (1,308,094)
 Net increase in reverse repurchase agreements.................................           5,003,100               --
 Net increase in Federal Home Loan Bank advances...............................             643,395               --
 Dividends paid................................................................             (63,062)          (37,837)
                                                                                       ------------       -----------
     Net cash provided by (used in) financing activities.......................           5,928,916        (1,414,753)
                                                                                       ------------       -----------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...................................................................           4,119,460          (851,818)
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.......................................................................           6,715,014         4,364,713
                                                                                       ------------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................        $ 10,834,474       $ 3,512,895
                                                                                       ============       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
 Interest paid.................................................................        $  1,251,208       $ 1,141,449
                                                                                       ============       ===========
 Income taxes paid.............................................................        $    388,650       $   234,937
                                                                                       ============       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
 Transfer of loans to OREO.....................................................        $         --       $   161,000
                                                                                       ============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED MARCH 31, 1998

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998 or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On January 12, 1998 the Company declared dividends of $75,675 or $.06 per share to all common stockholders of record on March 16, 1998, payable on April 2, 1998.

(3)  RECENT DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements displayed with the same prominence as other financial statements. SFAS No. 130 is effective for both interim and annual periods beginning after December 15, 1997 with retroactive application to prior periods presented. The Company has chosen to disclose comprehensive income, which consists of net income and changes in unrealized gains and losses on securities available-for-sale in the Consolidated Statements of Stockholders' Equity on a net of tax basis.

     The following table presents comprehensive income for the three months ended March 31, 1998 and 1997.

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             -------------------
                                             1998           1997
                                             ----           ----
Net income                                 $336,819       $ 330,367
Change in net unrealized gain (loss) on
 securities available-for-sale               25,950        ( 73,400)
                                           --------       ---------

Comprehensive income                       $362,769       $ 256,967
                                           ========       =========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

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

The Bank's products and services are delivered through it's four branch network system. The Bank's main office and branch are located in Providence, Rhode Island with branches in Cranston, Richmond and its newest branch in North Kingstown, Rhode Island.

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase, Federal Home Lone Bank advances, and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to OREO and to the administration of non-performing and other classified assets.

SUMMARY
-------

For the three months ended March 31, 1998, the Company reported net income of $336,819 compared to net income of $330,367 for the three months ended March 31, 1997, or an increase of 2.0%. Basic and diluted net income per share were $.27 for the quarter ended March 31, 1998, compared to $.26 per share in the first quarter of 1997.

The Company's improved earnings performance resulted from (i) an increase in earning assets, offset by a reduction in net interest spreads and net interest margins, (ii) continued improvement in asset quality reflected by decreases in nonperforming loans, nonperforming assets, and net loan charge-offs, and (iii) only a modest increase in net noninterest expense. The Company was able to absorb the start-up costs of its newest branch located as an in-store branch in the North Kingstown Wal-Mart super store which opened in June 1997; as well as absorb the fixed charges associated with the technology-related capital expenditures incurred in the second half of 1997.

Total assets increased $6,467,716 or 5.1% to $133,777,583 at March 31, 1998 from $127,309,867 at December 31, 1997. The loan portfolio, net of unearned discount, increased $657,155 or 0.8% to $78,336,918 at March 31, 1998 from $77,679,763 at December 31, 1997. Investment securities increased $1,543,089 to $40,609,463 at March 31, 1998 from $39,066,374 at December 31, 1997, while cash and cash equivalents increased $4,119,460 to $10,834,474 at March 31, 1998 from $6,715,014 at December 31, 1997. The increase in the Company's total assets was funded primarily from (i) a $5,003,100 increase in securities sold under agreements to repurchase to $15,108,100 at March 31, 1998 from $10,105,000 at December 31, 1997; (ii) a $643,395 increase in Federal Home Loan Bank advances and; (iii) an increase in deposits of $345,483 to $99,635,354 in March 31 1998 from $99,289,871 at December 31, 1997.

FINANCIAL CONDITION

ASSET QUALITY
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the acquired loans and acquired allowance for possible loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union:

                                                                AS OF AND FOR THE       AS OF AND FOR THE
                                                               THREE MONTHS ENDED           YEAR ENDED
                                                                   MARCH  31,              DECEMBER 31,
                                                             ---------------------      ------------------
                                                               1998          1997               1997
                                                             ----------   --------      ------------------
                                                                          (Dollars in Thousands)
      (Dollars in Thousands)
     Nonperforming loans...................................     $  -0-      $  289             $  17
     Other real estate owned...............................     $  672      $  760             $ 782
     Total nonperforming assets............................     $  672      $1,049             $ 799
     Loans 30-89 days delinquent...........................     $1,001      $  533             $ 490
     Nonperforming assets to total assets..................       0.50%       0.91%             0.65%
     Nonperforming loans to total loans....................        -0-%       0.42%             0.02%
     Net loan charge-offs to average loans.................        -0-%       0.01%             0.34%
     Allowance for possible loan losses to total loans.....       1.68%       1.84%             1.64%
     Allowance for possible loan losses
       to nonperforming loans (multiple)...................         NM        4.39X            73.33X

The following represents the activity in the allowance for possible loan losses for the three months ended March 31, 1998:

                                                                       BANK       ACQUIRED      TOTAL
                                                                       ----       --------      -----
     Balance at December 31, 1997.........................          $1,208,322   $ 388,291   $1,596,613
     Provision for possible loan losses...................              50,000    --------        50,000
     Charge-offs..........................................              (1,289)   (216,500)    (217,789)
     Recoveries...........................................               2,147      (2,825)        (678)
                                                                    ----------   ---------   ----------
     Balance at March 31, 1998............................          $1,259,180   $ 168,966   $1,428,146
                                                                    ==========   =========   ==========

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

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO"). Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At March 31, 1998, the remaining balance of acquired loans was $3,501,524.


DEPOSITS AND OTHER BORROWINGS
-----------------------------

Total deposits increased $345,483 during the three months ended March 31, 1998, from $99,289,871 at December 31, 1997, to $99,635,354 at March 31, 1998. During
the three months ended March 31, 1998, demand, savings and money market deposits decreased $3,213,360 while time deposits increased $3,558,843. The shift in deposits from passbook and statement savings accounts to short term (one year or less) time deposits is consistent with the Company's experience over the past several years and is reflective of depositors' financial astuteness in the marketplace.

Securities sold under agreements to repurchase increased $5,003,100 during the three months ended March 31, 1998 to $15,108,100 from $10,105,000 at December 31, 1997. This increase is attributable to a single municipal customer and is considered volatile.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) decreased to $1,264,404 for the three months ended March 31, 1998, compared to $1,274,041 for the first quarter of 1997. This decrease was the result of a decrease in net interest spreads and margins which was partially offset by an increase in interest-earning assets.

The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                             THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------------------------------
                                                                      1998                            1997
                                                            ------------------------------- -----------------------------
                                                                       INTEREST   AVERAGE             INTEREST   AVERAGE
                                                             AVERAGE   INCOME/    YIELD/    AVERAGE   INCOME/    YIELD/
                                                             BALANCE   EXPENSE    RATE      BALANCE   EXPENSE    RATE
                                                             -------   -------    ----      -------   ------     ----
                                                                               (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans...............................................     $ 78,160    $ 1,888      9.66%  $ 73,625  $1,770     9.62%
   Investment securities taxable - AFS.................       27,326        394      5.77     27,479     445     6.48
   Investment securities taxable - HTM.................       11,176        161      5.76     12,975     185     5.70
   Securities purchased under agreements to
     resell............................................        4,760         60      5.13      2,629      31     4.72
   Federal Home Loan Bank Stock and other                        758         11      5.80        349       6     6.88
                                                            --------    -------   -------   --------  ------     ----
TOTAL NONINTEREST-EARNING ASSETS:......................      122,180      2,514      8.23    117,057   2,437     8.33
                                                                        -------   -------             ------     ----
NONINTEREST-EARNING ASSETS:
   Cash and due from banks.............................        2,082                           1,366
   Premises and equipment..............................        2,462                           1,671
   Other real estate owned.............................          766                             799
   Allowance for possible loan losses..................       (1,548)                         (1,883)
   Other assets........................................        1,607                           1,098
                                                            --------                        --------
TOTAL NONINTEREST-EARNING ASSETS.......................        5,369                           3,051
                                                            --------                        --------
TOTAL ASSETS...........................................     $127,549                        $120,108
                                                            ========                        ========

INTEREST - BEARING LIABILITIES:
   Deposits:
     Interest bearing demand and NOW
        deposits.......................................        3,652         18      1.97%  $  2,919      14     1.92%
     Savings deposits..................................       16,585        108      2.60     18,193     119     2.62
     Money market deposits.............................        1,286          8      2.49      1,497       9     2.40
     Time deposits.....................................       64,387        887      5.51     59,207     796     5.38
   Securities sold under agreements to
     repurchase........................................       10,770        157      5.83     10,778     160     5.94
   Federal Home Loan Bank Advances.....................          437          7      6.41         --      --       --
   Senior debenture....................................        2,969         65      8.76      2,927      65     8.88
                                                            --------    -------   -------   --------  ------     ----
TOTAL INTEREST-BEARING LIABILITIES.....................      100,086      1,250      5.00     95,521   1,163     4.87
                                                                        -------   -------             ------     ----

NONINTEREST-BEARING LIABILITIES:
   Noninterest-bearing deposits........................       12,296                          11,510
   Other liabilities...................................        1,316                             399
                                                            --------                         -------
TOTAL NONINTEREST-BEARING LIABILITIES..................       13,612                          11,909
STOCKHOLDERS' EQUITY...................................       13,851                          12,678
                                                            --------                         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.............    $ 127,549                        $120,108
                                                            ========                        ========
NET INTEREST INCOME....................................                 $ 1,264                       $1,274
                                                                        =======                       ======
NET INTEREST SPREAD....................................                             3.23%                        3.46%
                                                                                  ======                         ====
NET INTEREST MARGIN....................................                             4.14%                        4.35%
                                                                                 =======                         ====

Total interest income for the three months ended March 31, 1998 was $2,513,959, compared to $2,437,399 for the same three month period of the prior year. This increase of $76,560, or 3.1%, was primarily the result of a $5.1 million increase in quarterly average interest-earning assets. Of the increase in average interest-earning assets, $4.5 million was placed in the loan portfolio which grew to a quarterly average of $78.2 million, or an increase of 6.2% as compared to the comparable period of the prior year. Despite the growth in average interest-earning assets, the overall yield on average interest-earning assets dropped 10 basis points to 8.23% for the first quarter of 1997. This decline in yields was primarily the result of a flattening yield curve causing an acceleration of prepayments in the Company's mortgage-backed security portfolio. This acceleration forced a more rapid write-off of purchase premium thereby reducing the Company's yield.

Total interest expense for the three months ended March 31, 1998 was $1,249,555, compared to $1,163,358 for the same period of the prior year. This increase of $86,197, or 7.4% was the result of a $4.6 million increase in quarterly average interest-bearing liabilities and a 13 basis point increase in cost of funds to 5.00% from 4.87% during last year's first quarter. The increase in average interest-bearing liabilities took place within time deposits which grew on average $5.2 million. Since these deposits are the Company's highest cost deposit products, the Company's overall cost of funds increased despite a lower interest rate environment from a year ago.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses totaled $50,000 for the three months ended March 31, 1998, compared to $75,000 during the same three month period of the prior year. The decrease in the provision was the result of improvement in asset quality reflected by decreases in nonperforming loans and an increase in the percentage of the allowance for possible loan losses to total loans.

NONINTEREST INCOME
------------------

Total noninterest income totaled $153,884 for the three months ended March 31, 1998 as compared to $123,398 during the same period of the prior year. Gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans of $35,705 during the first quarter of 1998 account for the increase in total noninterest income.

NONINTEREST EXPENSE
---------------------

Total noninterest expense increased approximately $35,661 or 4.4% to $840,286 for the first quarter of 1998. Within noninterest expense, the predominant reasons for the net increase are attributable to the start-up costs associated with the de-novo in-store branch at Wal-Mart and the fixed charges associated with the capital expenditures in the second half of 1997. Total salaries increased $41,182, of which approximately $30,000 was associated with the North Kingstown Branch. Through a $24,000 reduction in pension costs, the Company was able to reduce the overall increase in salaries and benefits to slightly more than $20,000. Occupancy costs increased $11,451 all of which was attributable to the North Kingstown branch. Computer services and equipment expense increased $25,904 during the first quarter. This increase was solely related to the capital expenditures associated with the voice and data communication systems' conversions which occurred in the second half of 1997. A $14,512 decrease in OREO losses and an $7,925 drop in other operating expenses helped offset the increase in technology related expenses.

INCOME TAXES
------------

Income taxes for the three months ended March 31, 1998 and 1997 were 36.2% of pretax income. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower that the statutory rate primarily due to the exclusion from state taxable income interest income on U.S. Treasury obligations and certain government agency debt securities.

CAPITAL ADEQUACY
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of March 31, 1998:

                                                REGULATORY
                                                MINIMUM (2)        ACTUAL
                                                -----------        -------
          The Company (1)
            Risk-based:
              Tier 1........................       4.00%            18.40%
              Totals........................       8.00             19.66
            Leverage........................       3.00             11.20

          The Bank
            Risk-based:
              Tier 1.........................      4.00%            17.62%
              Totals.........................      8.00             18.88
            Leverage.........................      3.00             10.55

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

ASSET/LIABILITY MANAGEMENT
--------------------------

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

At December 31, 1997, the most recent date for which this information is available, the Company's one year static gap position was a negative $17,745,000 or 13.9% of total assets.

By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk'. At December 31, 1997, the Company's earnings-at-risk under a +-200 basis point interest rate shock test measured a negative 5.1% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 15.25% of market value of equity at December 31, 1997. At December 31, 1997, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

LIQUIDITY
---------

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At March 31, 1998, the Company had $42,110,463, or 31.5% of assets in cash and cash equivalents and investments classified as available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $8,310,600 at March 31, 1998, of which $2,352,000 was in the form of an overnight Line of Credit.

YEAR 2000 COMPLIANCE
--------------------

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

                              First Financial Corp.



May 8, 1998                   \s\ Patrick J. Shanahan, Jr.
-----------                   -----------------------------
Date                          Patrick J. Shanahan, Jr.
                              Chairman, President and Chief Executive Officer


May 8, 1998                   \s\ John A. Macomber
------------                  -----------------------------
Date                          John A. Macomber
                              Vice President, Treasurer
                              and Chief Financial Officer