Form 10-Q
period 1998-06-30
FIRST FINANCIAL CORP /RI/
filed 1998-08-11
CIK 354948

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1998    Commission file number  0-27878


                             FIRST FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


        RHODE ISLAND                                      05-0391383
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND          02903
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

At July 31, 1998, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX

                                                                            PAGE
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements............................................     1
     Consolidated Balance Sheets - June 30, 1998 and
       December 31, 1997.................................................     1

     Consolidated Statements of Income - Three months and
       six months ended June 30, 1998 and 1997...........................     2

     Consolidated Statements of Stockholders' Equity -
       Six months ended June 30, 1998 and year ended
       December 31, 1997.................................................     3

     Consolidated Statements of Cash Flows - Six months
       ended June 30, 1998 and 1997......................................     4

     Notes to Consolidated Financial Statements - June 30, 1998..........     5

Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations....................................     6

 PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...............................................    12

Item 2 - Changes in Securities...........................................    12

Item 3 - Defaults Upon Senior Securities.................................    12

Item 4 - Submission of Matters to a Vote of Security Holders.............    13

Item 5 - Other Information...............................................    13

Item 6 - Exhibits and Reports on Form 8-K................................    13

SIGNATURES...............................................................    14

EXHIBITS

Computation of Per Share Earnings - Exhibit 11...........................    15

Financial Data Schedule - Exhibit 27.....................................    16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                 JUNE 30,    DECEMBER 31,
                                                                                   1998          1997
                                                                               ------------  -------------
                                 ASSETS                                         (UNAUDITED)

CASH AND DUE FROM BANKS......................................................  $  2,148,272  $  2,837,014
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.                                    992,123     3,878,000
LOANS HELD FOR SALE..........................................................       160,000       380,000
INVESTMENT SECURITIES:
  Held-to-maturity (market value: $12,497,242 and $12,462,016)...............    12,518,639    12,467,740
  Available-for-sale (amortized cost: $36,137,562 and $26,403,000)...........    36,340,938    26,598,634
                                                                               ------------  ------------
      Total investment securities............................................    48,859,577    39,066,374
                                                                               ------------  ------------
FEDERAL HOME LOAN BANK STOCK.................................................       447,700       447,700
LOANS:
  Commercial.................................................................     9,663,876     6,418,373
  Commercial real estate.....................................................    46,807,575    45,976,986
  Residential real estate....................................................    19,160,635    21,464,343
  Home equity lines of credit................................................     3,488,681     2,838,377
  Consumer...................................................................     1,263,801     1,056,791
                                                                               ------------  ------------
                                                                                 80,384,568    77,754,870
  Less - Unearned discount...................................................       112,677        75,107
  Allowance for possible loan losses.........................................     1,400,995     1,596,613
                                                                               ------------  ------------
      Net loans..............................................................    78,870,896    76,083,150
                                                                               ------------  ------------
OTHER REAL ESTATE OWNED......................................................       529,021       782,190
PREMISES AND EQUIPMENT, net..................................................     2,393,901     2,458,550
OTHER ASSETS.................................................................     1,498,670     1,376,889
                                                                               ------------  ------------
TOTAL ASSETS.................................................................  $135,900,160  $127,309,867
                                                                               ============  ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
 Demand......................................................................  $ 12,947,045  $ 13,198,956
 Savings and money market accounts...........................................    21,317,622    23,371,357
 Time deposits...............................................................    65,793,445    62,719,558
                                                                               ------------  ------------
     Total deposits..........................................................   100,058,112    99,289,871
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...............................    15,088,691    10,105,000
FEDERAL HOME LOAN BANK ADVANCES..............................................     2,335,933           --
ACCRUED EXPENSES AND OTHER LIABILITIES.......................................     1,187,112     1,255,823
SENIOR DEBENTURE.......................................................           2,973,686     2,946,540
                                                                               ------------  ------------
TOTAL LIABILITIES.........................................................      121,643,534   113,597,234
                                                                               ------------  ------------
STOCKHOLDERS' EQUITY:
 Common Stock, $1 par value
    Authorized - 5,000,000 shares
    Issued - 1,328,041 shares................................................     1,328,041     1,328,041
 Surplus.....................................................................     4,431,380     4,431,380
 Retained earnings...........................................................     8,522,139     7,982,792
 Unrealized gain on securities available-for-sale, net of taxes..............       122,026       117,380
                                                                               ------------  ------------
                                                                                 14,403,586    13,859,593
 Less - Treasury stock, at cost, 66,800 shares...............................       146,960       146,960
                                                                               ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...................................................    14,256,626    13,712,633
                                                                               ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................  $135,900,160  $127,309,867
                                                                               ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             SIX MONTHS ENDED         THREE MONTHS ENDED
                                                                                  JUNE 30,                 JUNE 30,
                                                                          -----------------------  ----------------------
                                                                             1998         1997        1998        1997
                                                                          -----------  ----------  ----------  ----------
                                                                                              (UNAUDITED)
INTEREST INCOME:
 Interest and fees on loans........................................        $3,811,188  $3,612,979  $1,923,015  $1,843,020
 Interest  on investment securities-
     U.S. Government and agency obligations........................           909,114     779,315     508,931     382,426
     Collateralized mortgage obligations...........................            15,676      57,372       7,949      26,328
     Mortgage backed securities....................................           273,423     397,199     137,703     194,645
     Marketable equity securities and other........................            37,283      16,129      15,290       9,984
 Interest on cash equivalents......................................           132,478      69,618      72,316      38,810
                                                                           ----------  ----------  ----------  ----------
     Total interest income.........................................         5,179,162   4,932,612   2,665,204   2,495,213
                                                                           ----------  ----------  ----------  ----------
INTEREST EXPENSE:
 Interest on deposits..............................................         2,070,580   1,887,693   1,049,446     949,143
 Interest on repurchase agreements.................................           353,348     325,262     196,496     165,500
 Interest on advances..............................................            39,267         --       32,380         --
 Interest on debenture.............................................           129,147     131,789      64,466      66,743
                                                                           ----------  ----------  ----------  ----------
    Total interest expense.........................................         2,592,342   2,344,744   1,342,788   1,181,386
    Net interest income............................................        ----------  ----------  ----------  ----------
                                                                            2,586,820   2,587,868   1,322,416   1,313,827
PROVISION FOR POSSIBLE LOAN LOSSES.................................           125,000     150,000      75,000      75,000
                                                                           ----------  ----------  ----------  ----------
    Net interest income after provision for possible
       loan losses.................................................         2,461,820   2,437,868   1,247,416   1,238,827
                                                                           ----------  ----------  ----------  ----------
NONINTEREST INCOME:
 Service charges on deposits.......................................           138,954     160,384      72,846      77,329
 Gain on sale of securities........................................               --          --          --          --
 Gain on loan sales................................................            71,837      15,823      36,132      15,823
 Other.............................................................            97,218      60,671      45,148      20,328
                                                                           ----------  ----------  ----------  ----------
    Total noninterest income.......................................           308,009     236,878     154,126     113,480
                                                                           ----------  ----------  ----------  ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits...................................           893,652     878,362     445,350     450,242
  Occupancy expense................................................           198,785     185,107      98,860      96,633
  Equipment expense................................................           132,148      99,419      68,074      49,226
  Other real estate owned net losses and expenses..................            34,613      24,044      32,005       6,924
  Computer services................................................           101,928      84,170      48,690      42,956
  Deposit insurance assessments....................................             6,000       4,870       3,004       2,435
  Other operating expenses.........................................           337,455     354,208     168,311     177,138
                                                                           ----------  ----------  ----------  ----------
    Total noninterest expense......................................         1,704,581   1,630,180     864,294     825,554
                                                                           ----------  ----------  ----------  ----------
    Income before provision for income taxes.......................         1,065,248   1,044,566     537,248     526,753
PROVISION FOR INCOME TAXES.........................................           374,553     377,903     183,371     190,457
                                                                           ----------  ----------  ----------  ----------
NET INCOME.........................................................        $  690,695  $  666,663  $  353,877  $  336,296
                                                                           ==========  ==========  ==========  ==========

Earnings per share:
    Basic..........................................................        $     0.55  $     0.53  $     0.28  $     0.27
                                                                           ==========  ==========  ==========  ==========
    Diluted........................................................        $     0.55  $     0.53  $     0.28  $     0.27
                                                                           ==========  ==========  ==========  ==========
Weighted average shares outstanding-
    Basic and Diluted..............................................         1,261,241   1,261,241   1,261,241   1,261,241
                                                                           ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                       UNREALIZED
                                                                                                        GAIN ON
                                                                                                       SECURITIES
                                                                                                        AVAILABLE
                                                                                                        FOR SALE,
                                            COMMON                                   RETAINED            NET OF
                                             STOCK             SURPLUS               EARNINGS            TAXES
                                            -------           ---------            ------------       -----------
Balance, December 31, 1996..............   $1,328,041        $4,431,380             $6,923,308          $ 34,132

Net income..............................          --                --               1,311,733               --

Change in net unrealized gain...........
   on securities available-for-sale.....          --                --                     --             83,248

Comprehensive income....................          --                --                     --                --

Dividends declared ($.20 per share).....          --                --                (252,249)              --
                                           ----------        ----------             ----------          --------
Balance, December 31, 1997..............    1,328,041         4,431,380              7,982,792           117,380

Net income..............................          --                --                 690,695               --

Change in net unrealized gain
   on securities available-for-sale.....          --                --                     --              4,646

Comprehensive income....................          --                --                     --                --

Dividends declared ($.12 per share......          --                --                (151,348)              --

Balance, June 30, 1998..................   $1,328,041        $4,431,380             $8,522,139          $122,026
                                           ==========        ==========             ==========          ========
                                                              TOTAL
                                            TREASURY      STOCKHOLDERS'    COMPREHENSIVE
                                              STOCK           EQUITY           INCOME
                                          -------------    -------------   -------------

Balance, December 31, 1996..............   $ (146,960)       $12,569,901

Net income..............................          --           1,311,733     $ 1,311,733

Change in net unrealized gain
   on securities available-for-sale.....          --              83,248          83,248
                                                                             -----------
Comprehensive income....................          --                 --      $ 1,394,981
                                                                             ===========
Dividends declared ($.20 per share).....          --            (252,249)
                                           ----------        -----------
Balance, December 31, 1997..............     (146,960)        13,712,633

Net income..............................          --             690,695     $   690,695

Change in net unrealized gain
   on securities available-for-sale.....          --               4,646           4,646
                                                                             -----------

Comprehensive income....................          --                 --      $   695,341
                                                                             ===========
Dividends declared ($.12 per share......          --            (151,348)
                                           ----------        -----------
Balance, June 30, 1998..................   $ (146,960)       $14,256,626
                                           ==========        ===========

  The accompanying notes are an integral part of these consolidated financial statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                SIX MONTHS ENDED JUNE 30,
                                                                                              ----------------------------
                                                                                                 1998             1997
                                                                                              ------------    ------------
                                                                                                       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................................     $    690,695    $    666,663
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses....................................................          125,000         150,000
   Depreciation and amortization.........................................................          141,739         106,594
   Amortization of discount on debenture.................................................          102,674         100,736
   Net accretion on investment securities held-to-maturity...............................           (3,500)         (6,265)
   Net accretion on investment securities available-for-sale.............................         (100,317)        (42,559)
   Losses (gains) on sale of OREO........................................................           18,952          (2,017)
   Gains on sales of loans...............................................................          (71,837)        (15,823)
   Proceeds from sales of loans..........................................................        1,020,210         399,908
   Loans originated for sale.............................................................         (728,373)       (224,085)
   Net increase (decrease) in unearned discount..........................................           37,570          (2,589)
   Net (increase) in other assets........................................................         (121,781)       (262,699)
   Net (decrease) increase in deferred loan fees.........................................           (3,529)         31,199
   Net (decrease) in accrued expenses and other liabilities..............................         (159,947)       (256,120)
                                                                                              ------------    ------------
   Net cash  provided by operating activities............................................          947,556         642,943
                                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Federal Home Loan Bank stock................................................              --          (99,600)

 Proceeds from maturities of investment securities
   held-to-maturity......................................................................        8,895,095       4,121,845
 Proceeds from maturities of investment securities
   available-for-sale....................................................................       43,539,739      14,931,609
 Purchase of investment securities held-to-maturity......................................       (8,942,494)     (2,000,000)
 Purchase of investment securities available-for-sale....................................      (53,173,983)    (12,382,247)
 Net increase in loans...................................................................       (3,056,787)     (3,660,971)
 Purchase of premises and equipment......................................................          (77,090)       (652,424)
 Sales of OREO...........................................................................          344,217         301,434
                                                                                              ------------    ------------
   Net cash (used in) provided by investing activities...................................      (12,471,303)        559,646
                                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  (decrease) increase in demand accounts.............................................         (251,911)        101,114
 Net (decrease) increase in savings and money market accounts............................       (2,053,735)        302,026
 Net increase (decrease) in time deposits................................................        3,073,887        (815,846)
 Net increase in reverse repurchase agreements...........................................        4,983,691             --
 Net increase in Federal Home Loan Bank advances.........................................        2,335,933             --
 Dividends paid..........................................................................         (138,737)       (100,899)
                                                                                              ------------    ------------
   Net cash provided by (used in) financing activities...................................        7,949,128        (513,605)
                                                                                              ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.............................................................................       (3,574,619)        688,984
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.................................................................................        6,715,014       4,364,713
                                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD................................................     $  3,140,395    $  5,053,697
                                                                                              ============    ============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
 INFORMATION:
 Interest paid...........................................................................     $  2,592,349    $  2,286,495
                                                                                              ============    ============
 Income taxes paid.......................................................................     $    599,500    $    515,687
                                                                                              ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
 Transfer of loans to OREO...............................................................     $    110,000    $    161,000
                                                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 1998

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On May 18, 1998 the Company declared dividends of $75,675 or $.06 per share to all common stockholders of record on June 15, 1998, payable on July 1, 1998.

(3)  RECENT DEVELOPMENTS

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements displayed with the same prominence as other financial statements. SFAS No. 130 became effective for both interim and annual periods beginning after December 15, 1997, with retroactive application to prior periods presented. The Company has chosen to disclose comprehensive income, which consists of net income and changes in unrealized gains and losses on securities available-for-sale net of income taxes in the Consolidated Statements of Stockholders' Equity.

     The following table presents comprehensive income for the three months and six months ended June 30, 1998 and 1997.

                                                             SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                 JUNE  30,                       JUNE 30,
                                                        -------------------------         -----------------------
                                                           1998           1997               1998         1997
                                                          ------         ------             ------       ------
       Net income                                       $690,695        $666,663         $353,877       $336,296
       Change in net unrealized gain (loss) on
        securities available-for-sale                      4,646          21,592          (21,304)        94,992
                                                        --------        --------         --------       --------
          Comprehensive income                          $695,341        $688,255         $332,573       $431,288
                                                        ========        ========         ========       ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
--------

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

The Bank's products and services are delivered through its four branch network system. The Bank's main office and branch are located in Providence, Rhode Island with branches in Cranston, Richmond and its newest branch in North Kingstown, Rhode Island.

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for possible loan losses, occupancy costs and, when necessary, expenses related to OREO and to the administration of non-performing and other classified assets.

SUMMARY
-------

For the three months ended June 30, 1998, the Company reported net income of $353,877 compared to net income of $336,296 for the three months ended June 30, 1997, or an increase of 5.2%. Basic and diluted net income per share were $.28 for the quarter ended June 30, 1998, compared to $.27 per share for the same three month period of the prior year. Net income for the six months ended June 30, 1998, amounted to $690,695 compared to net income of $666,663 for the six months ended June 30, 1997. Basic and diluted net income per share for the six months ended June 30, 1998, were $.55 compared to $.53 per share for the six months ended June 30, 1997.

The Company's improved earnings performance resulted from, (i) an increase in earning assets, offset by a reduction in net interest spreads and net interest margins; (ii) continued improvement in asset quality reflected by decreases in nonperforming loans and nonperforming assets; (iii) an increase in noninterest income primarily due to an increase in gain on loan sales; and (iv) only a modest increase in noninterest expense. The Company was able to absorb the start-up costs of its newest branch located as an in-store branch in the North Kingstown Wal-Mart Super Store which opened in June 1997. The Company also absorbed the fixed charges associated with the technology-related capital expenditures incurred in the second half of 1997.

Total assets increased $8,590,293 or 6.7% to $135,900,160 at June 30, 1998
from $127,309,867 at December 31, 1997. The loan portfolio, net of unearned discount, increased $2,592,128 or 3.3% to $80,271,891 at June 30, 1998 from

$77,679,763 at December 31, 1997. Investment securities increased $9,793,203 to $48,859,577 at June 30, 1998 from $39,066,374 at December 31,
1997, while cash and cash equivalents decreased $3,574,619 to $3,140,395 at June 30, 1998 from $6,715,014 at December 31, 1997. The increase in the Company's total assets was funded primarily from, (i) a $4,983,691 increase in securities sold under agreements to repurchase to $15,088,691 at June 30, 1998 from $10,105,000 at December 31, 1997; (ii) a $2,335,933 increase in Federal Home Loan Bank advances and; (iii) an increase in deposits of $768,241 to $100,058,112 at June 30, 1998 from $99,289,871 at December 31,
1997.

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


                                                             AS OF AND FOR THE          AS OF AND FOR THE
                                                             SIX MONTHS ENDED               YEAR ENDED
                                                                 JUNE  30,                 DECEMBER 31,
                                                         ------------------------         -------------
                                                          1998             1997               1997
                                                         ------           ------             ------
                                                                    (DOLLARS IN THOUSANDS)
  Nonperforming loans...................................   $ 248          $ 339               $  17
  Other real estate owned...............................   $ 529          $ 537               $ 782
  Total nonperforming assets............................   $ 777          $ 876               $ 799
  Loans 30-89 days delinquent...........................   $ 603          $ 405               $ 490
  Nonperforming assets to total assets..................    0.57%          0.75%               0.65%
  Nonperforming loans to total loans....................    0.32%          0.48%               0.02%
  Net loan charge-offs to average loans.................    0.06%          0.01%               0.34%
  Allowance for possible loan losses to total loans.....    1.67%          1.89%               1.64%
  Allowance for possible loan losses to nonperforming
    loans (multiple)....................................    5.20X          3.97X              73.33X

The following represents the activity in the allowance for possible loan losses for the three months and six months ended June 30, 1998:

                                                                 SIX MONTHS ENDED               THREE MONTHS ENDED
                                                                     JUNE 30,                        JUNE 30,
                                                           ----------------------------      ------------------------
                                                               1998            1997            1998           1997
                                                              ------          ------          ------         ------
Bank Reserve:
 Balance at beginning of period........................     $1,208,322      $1,199,617      $1,259,180      $1,267,506
  Provision............................................        125,000         150,000          75,000          75,000
  Loan charge-offs.....................................        (51,223)        (26,829)        (49,934)         (9,699)
  Recoveries...........................................          8,998          22,689           6,851          12,670
                                                            ----------      ----------      ----------      ----------
 Balance at end of period..............................      1,291,097       1,345,477       1,291,097       1,345,477
                                                            ----------      ----------      ----------      ----------
Acquired Reserve:
 Balance at beginning of period........................        388,291         742,840         168,966         712,202
  Loan charge-offs.....................................       (272,188)       (169,695)        (55,688)       (141,041)
  Recoveries (Administrative Costs)....................         (6,205)         (4,603)         (3,380)         (2,619)
                                                            ----------                      ----------      ----------
 Balance at end of period..............................        109,898         568,542         109,898         568,542
                                                            ----------      ----------      ----------      ----------
 Total Reserve.........................................     $1,400,995      $1,914,019      $1,400,995      $1,914,019
                                                            ==========      ==========      ==========      ==========

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

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO"). Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At June 30, 1998, the remaining balance of acquired loans was $3,083,886.

DEPOSITS AND OTHER BORROWINGS
-----------------------------

Total deposits increased $768,241 during the six months ended June 30, 1998, from $99,289,871 at December 31, 1997, to $100,058,112 at June 30, 1998. During
the six months ended June 30, 1998, demand, savings and money market deposits decreased $2,305,646 while time deposits increased $3,073,887. The shift in deposits from passbook and statement savings accounts to short term (one year or less) time deposits is consistent with the Company's experience over the past several years and is reflective of depositors' financial astuteness in the marketplace.

Securities sold under agreements to repurchase increased $4,983,691 during the six months ended June 30, 1998 to $15,088,691 from $10,105,000 at December 31, 1997. This increase is attributable to a single municipal customer and is considered volatile.

During the six months ended June 30, 1998, the Company took down advances for the first time from the Federal Home Loan Bank of Boston. The purpose of these borrowings was to match the funding for selected loans. At June 30, 1998, outstanding advances were $2,335,933.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $2,586,820 for the six months ended June 30, 1998, compared to $2,587,868 for the six months ended June 30, 1997. The virtually flat reporting of net interest income was the result of an increase in interest earning assets offset by a decrease in net interest spreads.

The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                        SIX MONTHS ENDED JUNE 30,
                                                       ------------------------------------------------------------
                                                                    1998                           1997
                                                       ------------------------------   ---------------------------
                                                                  INTEREST   AVERAGE             INTEREST   AVERAGE
                                                        AVERAGE    INCOME/    YIELD/    AVERAGE   INCOME/   YIELD/
                                                        BALANCE    EXPENSE     RATE     BALANCE   EXPENSE    RATE
                                                       ----------  --------  ---------  --------  --------  -------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans.............................................   $ 78,945   $  3,811      9.64%  $ 74,249   $3,613     9.73%
   Investment securities taxable - AFS...............     30,849        886      5.74     26,810      865     6.45
   Investment securities taxable - HTM...............     11,300        331      5.86     12,597      371     5.89
   Securities purchased under agreements to
      resell.........................................      5,364        132      4.92      2,828       70     4.95
   Federal Home Loan Bank Stock and other............        716         19      5.31        540       14     5.19
                                                        --------   --------  --------   --------   ------     ----
TOTAL INTEREST-EARNING ASSETS........................    127,174      5,179      8.14    117,024    4,933     8.43
                                                                   --------  --------              ------     ----
NONINTEREST-EARNING ASSETS:
    Cash and due from banks..........................      2,224                           2,047
    Premises and equipment...........................      2,446                           1,868
    Other real estate owned..........................        677                             731
    Allowance for possible loan losses...............     (1,497)                         (1,982)
    Other assets.....................................      1,402                           1,038
                                                        --------                        --------
TOTAL NONINTEREST-EARNING ASSETS.....................     5, 252                           3,702
                                                        --------                        --------
TOTAL ASSETS.........................................   $132,426                        $120,726
                                                        ========                        ========

INTEREST - BEARING LIABILITIES:
    Deposits:
             Interest bearing demand and NOW
               deposits..............................   $  3,742         36      1.92%  $  3,144       30     1.91%
             Savings deposits........................     16,780        219      2.61     18,093      237     2.62
             Money market deposits...................      1,224         15      2.45      1,447       17     2.35
             Time deposits...........................     65,243      1,801      5.52     58,905    1,604     5.45
     Securities sold under agreements to
            repurchase...............................     12,773        353      5.53     10,778      325     6.03
     Federal Home Loan Bank Advances.................      1,250         39      6.24        --       --       --
     Senior debenture................................      2,983        129      8.65      2,932      132     9.00
                                                        --------   --------  --------   --------   ------     ----
TOTAL INTEREST-BEARING LIABILITIES...................    103,995      2,592      4.98     95,299    2,345     4.92
                                                                   --------  --------              ------     ----

NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits.....................     13,178                          11,807
    Other liabilities................................      1,309                             825
                                                        --------                        --------
TOTAL NONINTEREST-BEARING LIABILITIES................     14,487                          12,632
STOCKHOLDERS' EQUITY.................................     13,944                          12,795
                                                        --------                        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $132,426                        $120,726
                                                        ========                        ========
NET INTEREST INCOME..................................              $  2,587                        $2,588
                                                                   ========                        ======
NET INTEREST SPREAD..................................                            3.16%                        3.51%
                                                                             ========                         ====
NET INTEREST MARGIN..................................                            4.07%                        4.42%
                                                                             ========                         ====

Total interest income for the three months ended June 30, 1998 was $2,665,204, compared to $2,495,213 for the same three month period of the prior year. This increase of $169,991 was primarily the result of a $15 million increase in quarterly average interest-earning assets, offset by a 46 basis point reduction in yield to 8.07% from 8.53%. The increase in earning assets was disproportionate in that quarterly average loans as a percentage of quarterly average earning assets decreased to 60.6% for the three months ended June 30,
1998, compared to 64.0% for the three months ended June 30,   1997.
Consequently, the majority of earning asset growth occurred within the lower yielding investment portfolio. This growth, coupled with a lower interest rate environment, accounted for the overall decline in earning asset yield. Total interest income for the six months ended June 30, 1998, was $5,179,162, compared to $4,932,612 for the six months ended June 30, 1997. Despite a $10 million increase in average earning assets, the interest-earning asset yield declined 29 basis points to 8.14% from 8.43%. The decline in yield was a reflection of a somewhat lower interest rate environment as well as a shift in earning asset mix from the loan portfolio to the investment portfolio. During the three months and six months ended June 30, 1998, the Company sought wholesale funding sources for short-term investing or match funding loan production. Although this strategy compressed spreads and margins; net income, earnings per share, and return on equity showed improvement.

Total interest expense for the three months ended June 30, 1998 was $1,342,788, compared to $1,181,386 for the same period of the prior year. This increase of $161,402 or 13.7% was primarily the result of a $13.7 million increase in quarterly average interest-bearing liabilities. Of this growth, approximately $7 million came from wholesale funding sources. The other funding source occurred within certificates of deposit which grew an average of $6.7 million. Despite this growth, the Company's cost of funds remained flat at 4.97% during the second quarter of 1998 and 1997. For the six months ended June 30, 1998, total interest expense was $2,592,342 as compared to $2,344,744 for the same six month period of 1997. This increase was the result of an $8.7 million increase in interest-bearing liabilities along with a 6 basis point increase in cost of funds to 4.98% from 4.92%. Despite a lower interest rate environment, growth in higher cost time deposits, and utilization of wholesale funding sources for arbitrage purposes and match funding of loans drove up the Company's cost of funds.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

The provision for possible loan losses totaled $75,000 for the three months ended June 30, 1998 and 1997. For the six months ended June 30, 1998 and 1997, the provision for possible loan losses amounted to $125,000 and $150,000, respectively. The decrease in the provision for the six months ended June 30, 1998, as compared to the same period of the prior year is the result of improvement in asset quality reflected by decreases in nonperforming loans and nonperforming assets.

NONINTEREST INCOME
------------------

Total noninterest income increased $40,646 to $154,126 for the three months ended June 30, 1998, from $113,480 for the three months ended June 30, 1997.
For the six months ended June 30, 1998 and 1997, noninterest income increased $71,131 to $308,009 from $236,878. For both the three month and six month reporting period, the increases were attributable to an increase in gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans and the imposition of ATM surcharge fees for non-customer ATM usage.

NONINTEREST EXPENSE
---------------------

Total noninterest expense amounted to $864,294 and $825,554 for the three months ended June 30, 1998 and 1997, respectively. The increase of $38,740 or 4.7% was primarily the result of occupancy costs associated with the North Kingstown branch which opened in June 1997, depreciation charges for the technology-related capital expenditures which occurred in the second half of 1997, and increases in computer servicing costs. Total noninterest expense increased $74,401 or 4.6% to $1,704,581 for the six months ended June 30, 1998, from $1,630,180 for the six months ended June 30, 1997. This increase was largely due to operating the North Kingstown branch of approximately $89,000; technology-related costs and charges of nearly $51,000; less savings of $70,000 associated with the repeal of the state tax on deposits and a reduction of pension costs.

INCOME TAXES
------------

Income taxes for the three months ended June 30, 1998, were $183,371 or 34.1% of pretax income, compared to $190,457 or 36.2% of pretax income for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, income taxes were $374,453 and $377,903, respectively, or 35.2% and 36.2% of pretax income, respectively. The lower effective tax rates in 1998 are primarily due to proportionately more Bank income favorably taxed for state income taxes.

CAPITAL ADEQUACY
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of June 30, 1998:

                                    REGULATORY
                                    MINIMUM (2)  ACTUAL
                                    -----------  -------

The Company (1)
  Risk-based:
    Tier 1........................    4.00%       18.47%
    Totals........................    8.00        19.74
  Leverage........................    3.00        10.30

The Bank
 Risk-based:
   Tier 1.........................    4.00%       17.60%
   Totals.......................      8.00        18.86
 Leverage.........................    3.00        10.02

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

At March 31, 1998, the most recent date for which this information is available, the Company's one year static gap position was a negative $13,029,000 or 9.7% of total assets.

By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At March 31, 1998, the Company's earnings-at-risk under a (plus or minus)200 basis point interest rate shock test measured a negative 3.5% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 14.37% of market value of equity at March 31, 1998. At March 31, 1998, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

LIQUIDITY
---------

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At June 30, 1998, the Company had $39,481,333 or 29.1% of assets in cash and cash equivalents and investments classified as available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $6,618,067 at June 30, 1998, of which $2,352,000 was in the form of an overnight Line of Credit.

YEAR 2000 COMPLIANCE
--------------------

The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. The Company has adopted a Year 2000 Plan which calls for completion of a risk assessment, identification, reprogramming and testing of all programs and systems no later than March 31, 1999. The Company has completed the risk assessment and identification phase of the Year 2000 Plan and is now in the reprogramming and testing phase. The Plan also requires all programs and systems to be fully tested and Year 2000 compliant by June 30, 1999.

The Company is in constant communication with its outside vendors, with whom it is reliant, to ensure that their timetable and progress is consistent with that of the Company. The Company has also communicated with significant borrowers and mission critical vendors to determine the status of their Year 2000 compliance efforts. The Company has also kept the Bank's depositors informed of its efforts. The Company has incorporated a contingency plan into the Year 2000 Plan should there be a major system failure. However, the Company believes that such a major system failure is highly unlikely. The Company does not anticipate that the remedial or systems' failure costs incurred in connection with Year 2000 compliance will be material to its financial condition or results of operations.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 1998 Annual Meeting of Stockholders on May 13, 1998. The meeting was held for the purpose of: (I) electing Patrick J. Shanahan, Jr., Gary R. Alger and Joseph V. Mega, Directors of the Company for a three year term expiring at the Annual Meeting in the year 2001 and (ii) ratifying the selection of Arthur Andersen LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1998.

At the time of the 1998 Annual Meeting there were 1,261,241 shares entitled to vote. Shares voted either in person or by proxy totaled 1,120,812 shares. The results of the votes cast were as follows:


                                            For    Against  Abstention
                                            -----  -------  ----------
(i)  To elect Directors of the
     Company for three years:

     Patrick  J. Shanahan, Jr.            1,120,087              725
     Gary R. Alger                        1,119,087            1,725
     Joseph V. Mega                       1,118,887            1,925

(ii) To select Arthur Andersen LLP
     as independent public accountants
     for the Company for the fiscal
     year ending December 31,1998         1,119,212   600      1,000

In addition, upon completion of the Annual Meeting the Director's terms continue as follows:

          Name                            Term to Expire in:
          ----                            ------------------

     Raymond F. Bernardo                        1999
     Joseph A. Keough                           1999
     Peter L. Mathieu, Jr., M.D.                1999
     Artin Coloian, Esq.                        2000
     John Nazarian, Ph.D.                       2000
     William P. Shields                         2000

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

                                    First Financial Corp.


July 31, 1998                       \s\ Patrick J. Shanahan, Jr.
-------------------------           -------------------------------
Date                                Patrick J. Shanahan, Jr.
                                    Chairman, President and Chief
                                    Executive Officer

July 31, 1998                       \s\ John A. Macomber
-------------------------           ------------------------------
Date                                John A. Macomber
                                    Vice President, Treasurer
                                    and Chief Financial Officer