Form 10-Q
period 1998-09-30
FIRST FINANCIAL CORP /RI/
filed 1998-11-12
CIK 354948

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended SEPTEMBER 30, 1998

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

At November 10, 1998, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,261,241 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX


                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements..............................................   1
     Consolidated Balance Sheets - September 30, 1998 and
     December 31, 1997.....................................................   1

     Consolidated Statements of Income - Three months and nine months
     ended September 30, 1998 and 1997.....................................   2

     Consolidated Statements of Stockholders' Equity - Nine months ended
     September 30, 1998 and year ended December 31, 1997...................   3

     Consolidated Statements of Cash Flows - Nine months ended
     September 30, 1998 and 1997...........................................   4

     Notes to Consolidated Financial Statements - September 30, 1998.......   5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................   6

 PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................  13

Item 2 - Changes in Securities.............................................  13

Item 3 - Defaults Upon Senior Securities...................................  13

Item 4 - Submission of Matters to a Vote of Security Holders...............  13

Item 5 - Other Information.................................................  13

Item 6 - Exhibits and Reports on Form 8-K..................................  14

SIGNATURES.................................................................  15

 EXHIBITS

Computation of Per Share Earnings - Exhibit 11.............................  16

Financial Data Schedule - Exhibit 27.......................................  17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                                   1998           1997
                                                                               -------------  ------------
                                        ASSETS                                                 (UNAUDITED)
CASH AND DUE FROM BANKS......................................................   $  3,148,558  $  2,837,014
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL..............................      6,499,038     3,878,000
LOANS HELD FOR SALE..........................................................        120,000       380,000
INVESTMENT SECURITIES:
  Held-to-maturity (fair value: $10,536,440 and $12,462,016).................     10,529,740    12,467,740
  Available-for-sale (amortized cost: $33,019,614 and $26,403,000)...........     33,055,014    26,598,634
                                                                                ------------  ------------
      Total investment securities............................................     43,584,754    39,066,374
                                                                                ------------  ------------
FEDERAL HOME LOAN BANK STOCK.................................................        447,700       447,700
LOANS:
  Commercial.................................................................     11,903,732     6,418,373
  Commercial real estate.....................................................     46,293,420    45,976,986
  Residential real estate....................................................     17,857,855    21,464,343
  Home equity lines of credit................................................      3,394,418     2,838,377
  Consumer...................................................................      1,222,095     1,056,791
                                                                                ------------  ------------
                                                                                  80,671,520    77,754,870
  Less - Unearned discount...................................................        100,364        75,107
  Allowance for possible loan losses.........................................      1,322,938     1,596,613
                                                                                ------------  ------------
      Net loans..............................................................     79,248,218    76,083,150
                                                                                ------------  ------------
OTHER REAL ESTATE OWNED......................................................        564,021       782,190
PREMISES AND EQUIPMENT, net..................................................      2,350,824     2,458,550
OTHER ASSETS.................................................................      1,442,593     1,376,889
                                                                                ------------  ------------
TOTAL ASSETS.................................................................   $137,405,706  $127,309,867
                                                                                ============  ============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
 Demand......................................................................   $ 15,627,422  $ 13,198,956
 Savings and money market accounts...........................................     22,078,958    23,371,357
 Time deposits...............................................................     63,786,111    62,719,558
                                                                                ------------  ------------
     Total deposits..........................................................    101,492,491    99,289,871
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...............................     12,201,610    10,105,000
FEDERAL HOME LOAN BANK ADVANCES..............................................      5,121,336           --
ACCRUED EXPENSES AND OTHER LIABILITIES.......................................      1,189,656     1,255,823
SENIOR DEBENTURE.............................................................      2,953,850     2,946,540
                                                                                ------------  ------------
TOTAL LIABILITIES............................................................    122,958,943   113,597,234
                                                                                ------------  ------------
STOCKHOLDERS' EQUITY:
 Common Stock, $1 par value
    Authorized - 5,000,000 shares
    Issued - 1,328,041 shares................................................      1,328,041     1,328,041
 Surplus.....................................................................      4,431,380     4,431,380
 Retained earnings...........................................................      8,813,062     7,982,792
 Unrealized gain on securities available-for-sale, net of taxes..............         21,240       117,380
                                                                                ------------  ------------
                                                                                  14,593,723    13,859,593
 Less - Treasury stock, at cost, 66,800 shares...............................        146,960       146,960
                                                                                ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...................................................     14,446,763    13,712,633
                                                                                ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $137,405,706  $127,309,867
                                                                                ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              NINE MONTHS ENDED      THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                                                           ----------------------  ----------------------
                                                                              1998        1997        1998        1997
                                                                           ----------  ----------  ----------  ----------
                                                                                             (UNAUDITED)
INTEREST INCOME:
 Interest and fees on loans........................................         $5,790,886  $5,468,231  $1,979,698  $1,855,252
 Interest  on investment securities-
     U.S. Government and agency obligations........................          1,404,151   1,154,391     495,037     375,076
     Collateralized mortgage obligations...........................             30,396      77,953      14,720      20,581
     Mortgage backed securities....................................            417,021     578,640     143,598     181,441
     Marketable equity securities and other........................             53,155      25,989      15,872       9,860
 Interest on cash equivalents......................................            172,366     107,889      39,888      38,271
                                                                            ----------  ----------  ----------  ----------
     Total interest income.........................................          7,867,975   7,413,093   2,688,813   2,480,481
                                                                            ----------  ----------  ----------  ----------
INTEREST EXPENSE:
 Interest on deposits..............................................          3,089,046   2,861,917   1,018,466     974,224
 Interest on repurchase agreements.................................            551,110     488,416     197,762     163,154
 Interest on advances..............................................             82,484         --       43,217         --
 Interest on debenture.............................................            193,184     201,926      64,037      70,137
                                                                            ----------  ----------  ----------  ----------
    Total interest expense.........................................          3,915,824   3,552,259   1,323,482   1,207,515
    Net interest income............................................         ----------  ----------  ----------  ----------
                                                                             3,952,151   3,860,834   1,365,331   1,272,966
PROVISION FOR POSSIBLE LOAN LOSSES.................................            200,000     200,000      75,000      50,000
                                                                            ----------  ----------  ----------  ----------
    Net interest income after provision for possible
     loan losses...................................................          3,752,151   3,660,834   1,290,331   1,222,966
                                                                            ----------  ----------  ----------  ----------
NONINTEREST INCOME:
 Service charges on deposits.......................................            211,206     236,719      72,252      76,335
 Gain on sale of securities........................................                --          --          --          --
 Gain on loan sales................................................            115,572      15,823      43,735         --
 Other.............................................................            134,265      83,626      37,047      22,955
                                                                            ----------  ----------  ----------  ----------
    Total noninterest income.......................................            461,043     336,168     153,034      99,290
                                                                            ----------  ----------  ----------  ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits...................................          1,337,968   1,350,268     444,316     471,906
  Occupancy expense................................................            299,978     280,439     101,193      95,332
  Equipment expense................................................            200,468     156,485      68,320      57,066
  Other real estate owned net losses and expenses..................             45,285      28,873      10,672       4,829
  Computer services................................................            158,191     124,796      56,263      40,626
  Deposit insurance assessments....................................              8,962       8,250       2,962       3,380
  Other operating expenses.........................................            525,803     527,370     188,348     173,162
                                                                            ----------  ----------  ----------  ----------
    Total noninterest expense......................................          2,576,655   2,476,481     872,074     846,301
                                                                            ----------  ----------  ----------  ----------
    Income before provision for income taxes.......................          1,636,539   1,520,521     571,291     475,955
PROVISION FOR INCOME TAXES.........................................            579,246     550,645     204,693     172,742
                                                                            ----------  ----------  ----------  ----------
NET INCOME.........................................................         $1,057,293  $  969,876  $  366,598  $  303,213
                                                                            ==========  ==========  ==========  ==========
Earnings per share:
    Basic..........................................................              $0.84       $0.77       $0.29       $0.24
                                                                            ==========  ==========  ==========  ==========
    Diluted........................................................              $0.84       $0.77       $0.29       $0.24
                                                                            ==========  ==========  ==========  ==========
Weighted average shares outstanding-
    Basic and Diluted..............................................          1,261,241   1,261,241   1,261,241   1,261,241
                                                                            ==========  ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                               UNREALIZED
                                                                                GAIN ON
                                                                               SECURITIES
                                                                                AVAILABLE
                                            COMMON                 RETAINED     FOR SALE,
                                            STOCK      SURPLUS     EARNINGS      NET OF
                                          ----------  ---------   ----------   ----------
Balance, December 31, 1996..............  $1,328,041  $4,431,380  $6,923,308   $   34,132

Net income..............................         --          --    1,311,733          --

Change in net unrealized gain...........
   on securities available-for-sale.....         --          --          --        83,248

Comprehensive income....................         --          --          --           --

Dividends declared ($.20 per
   share)...............................         --          --     (252,249)         --
                                          ----------  ----------  ----------   ----------
Balance, December 31, 1997..............   1,328,041   4,431,380   7,982,792      117,380

Net income..............................         --          --    1,057,293          --

Change in net unrealized gain
   on securities available-for-sale.....         --          --          --       (96,140)

Comprehensive income....................         --          --          --           --

Dividends declared ($.18 per
   share................................         --          --     (227,023)         --
                                          ----------  ----------  ----------   ----------
Balance, September 30, 1998.............  $1,328,041  $4,431,380  $8,813,062   $   21,240
                                          ==========  ==========  ==========   ==========




                                                               TOTAL
                                               TREASURY     STOCKHOLDERS'   COMPREHENSIVE
                                                STOCK          EQUITY          INCOME
                                               --------     -------------   -------------
Balance, December 31, 1996..............     $  (146,960)    $12,569,901

Net income..............................             --        1,311,733     $ 1,311,733

Change in net unrealized gain
   on securities available-for-sale.....             --           83,248          83,248
                                                                             -----------
Comprehensive income....................             --              --      $ 1,394,981
                                                                             ===========
Dividends declared ($.20 per
   share)...............................             --         (252,249)
                                             -----------     -----------

Balance, December 31, 1997..............        (146,960)     13,712,633

Net income..............................             --        1,057,293     $ 1,057,293

Change in net unrealized gain
   on securities available-for-sale.....             --          (96,140)        (96,140)
                                                                             -----------
Comprehensive income....................             --              --      $   961,153
                                                                             ===========
Dividends declared ($.18 per
   share...............................              --         (227,023)
                                             -----------     -----------
Balance, September 30, 1998.............     $  (146,960)    $14,446,763
                                             ===========     ===========


  The accompanying notes are an integral part of these consolidated financial statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                                 1998            1997
                                                                                           ---------------  --------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................................    $  1,057,293    $    969,876
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses....................................................         200,000         200,000
   Depreciation and amortization.........................................................         213,827         168,275
   Amortization of discount on debenture.................................................         154,487         151,598
   Net accretion on investment securities held-to-maturity...............................          (4,285)         (8,750)
   Net accretion on investment securities available-for-sale.............................        (183,404)        (60,194)
   Losses (gains) on sale of OREO........................................................          18,952          (2,017)
   Gains on sales of loans...............................................................        (115,572)        (15,823)
   Proceeds from sales of loans..........................................................       2,261,042         557,480
   Loans originated for sale.............................................................      (1,835,421)       (368,695)
   Net increase in unearned discount.....................................................          25,257           3,853
   Net (increase) in other assets........................................................         (65,704)        (13,370)
   Net (decrease) increase in deferred loan fees.........................................         (21,366)         38,291
   Net (decrease) in accrued expenses and other liabilities..............................        (211,910)       (244,959)
                                                                                             ------------    ------------
     Net cash  provided by operating activities..........................................       1,493,196       1,375,565
                                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Federal Home Loan Bank stock................................................             --          (99,600)
 Proceeds from maturities of investment securities held-to-maturity......................      12,602,696       7,885,101
 Proceeds from maturities of investment securities available-for-sale....................      88,517,783     (18,130,071)
 Purchase of investment securities held-to-maturity......................................     (10,660,411)     (3,500,000)
 Purchase of investment securities available-for-sale....................................     (94,950,993)     17,671,170
 Net increase in loans...................................................................      (3,513,959)     (5,612,579)
 Purchase of premises and equipment......................................................        (106,101)       (959,569)
 Sales of OREO...........................................................................         344,217         304,448
                                                                                             ------------    ------------
     Net cash used in investing activities...............................................      (7,766,768)     (2,441,100)
                                                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  increase in demand accounts........................................................       2,428,466       1,504,916
 Net (decrease) in savings and money market accounts.....................................      (1,292,399)       (740,292)
 Net increase in time deposits...........................................................       1,066,553       3,409,218
 Net increase (decrease) in reverse repurchase agreements................................       2,096,610        (223,000)
 Net increase in Federal Home Loan Bank advances.........................................       5,121,336             --
 Dividends paid..........................................................................        (214,412)       (163,961)
                                                                                             ------------    ------------
     Net cash provided by financing activities...........................................       9,206,154       3,786,881
                                                                                             ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS................................................       2,932,582       2,721,346
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........................................       6,715,014       4,364,713
                                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD................................................    $  9,647,596    $  7,086,059
                                                                                             ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid...........................................................................    $  3,922,304    $  3,474,859
                                                                                             ============    ============
 Income taxes paid.......................................................................    $    872,000    $    652,242
                                                                                             ============    ============
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
 Transfer of loans to OREO...............................................................    $    145,000    $    326,002
                                                                                             ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998



(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1997, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On August 17, 1998 the Company declared dividends of $75,675 or $.06 per share to all common stockholders of record on September 15, 1998, payable on October 1, 1998.

(3)  RECENT DEVELOPMENTS

     On October 13, 1998, First Financial Corp. ("Company") issued to the Board of Directors of Mayflower Co-operative Bank ("Mayflower"), Middleboro, Massachusetts, an expression of interest to acquire Mayflower. The proposed acquisition would require the exchange of each share of Mayflower common stock outstanding for nearly 1.7 shares of the Company's common stock. On October 29, 1998, the Company received a written rejection of its proposal from the Mayflower Board of Directors.

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

     The following table presents comprehensive income for the three months and nine months ended September 30, 1998 and 1997.

                                                         NINE MONTHS ENDED         THREE MONTHS ENDED
                                                           SEPTEMBER  30,            SEPTEMBER  30,
                                                     -----------------------      --------------------
                                                        1998          1997          1998        1997
                                                     ---------      --------      --------    --------
        Net income                                    $1,057,293   $  969,876     $ 366,598   $303,213
        Change in net unrealized gain (loss) on
        securities available-for-sale                    (96,140)      76,444      (100,786)    54,852
                                                      ----------   ----------     ---------   --------
        Comprehensive income                          $  961,153   $1,046,320     $ 265,812   $358,065
                                                      ==========   ==========     =========   ========


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

SUMMARY
-------

For the three months ended September 30, 1998, the Company reported net income of $366,598 compared to net income of $303,213 for the three months ended September 30, 1997, or an increase of 20.9%. Basic and diluted net income per share were $.29 for the quarter ended September 30, 1998, compared to $.24 per share for the same three month period of the prior year. Net income for the nine months ended September 30, 1998, amounted to $1,057,293 compared to net income of $969,876 for the nine months ended September 30, 1997. Basic and diluted net income per share for the nine months ended September 30, 1998, were $.84 compared to $.77 per share for the nine months ended September 30, 1997.

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

Total assets increased $10,095,839 or 7.9% to $137,405,706 at September 30,
1998 from $127,309,867 at December 31, 1997. The loan portfolio, net of unearned discount, increased $2,891,393 or 3.7% to $80,571,156 at September 30, 1998 from $77,679,763 at December 31, 1997. Investment securities increased $4,518,380 to $43,584,754 at September 30, 1998 from $39,066,374 at December 31,
1997, and cash and cash equivalents also increased $2,932,582 to $9,647,596 at September 30, 1998 from $6,715,014 at December 31, 1997. The increase in the Company's total assets was funded primarily from, (i) a $2,096,610 increase in securities sold under agreements to repurchase to $12,201,610 at September 30, 1998 from $10,105,000 at December 31, 1997; (ii) a $5,121,336 increase in
Federal Home Loan Bank advances and; (iii) an increase in deposits of $2,202,620 to $101,492,491 at September 30, 1998 from $99,289,871 at December 31, 1997.

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

                                                                  AS OF AND FOR THE   AS OF AND FOR THE
                                                                  NINE MONTHS ENDED       YEAR ENDED
                                                                    SEPTEMBER  30,       DECEMBER 31,
                                                                  -----------------   -----------------
                                                                    1998     1997            1997
                                                                  -------- --------        --------
                                                                        (DOLLARS IN THOUSANDS)
          Nonperforming loans...................................   $ 102     $ 162          $  17
          Other real estate owned...............................   $ 564     $ 702          $ 782
          Total nonperforming assets............................   $ 666     $ 864          $ 799
          Loans 30-89 days delinquent...........................   $ 269     $ 794          $ 490
          Nonperforming assets to total assets..................    0.48%     0.71%          0.65%
          Nonperforming loans to total loans....................    0.13%     0.22%          0.02%
          Net loan charge-offs to average loans.................    0.11%     0.21%          0.34%
          Allowance for possible loan losses to total loans.....    1.70%     1.72%          1.64%
          Allowance for possible loan losses
            to nonperforming loans (multiple)...................   13.03X     7.77X         73.33X


The following represents the activity in the allowance for possible loan losses for the three months and nine months ended September 30, 1998 and 1997:

                                                                   NINE MONTHS ENDED            THREE MONTHS ENDED
                                                                      SEPTEMBER 30,                SEPTEMBER  30,
                                                             -------------------------------  ----------------------------
                                                                1998             1997            1998           1997
                                                             -----------  ------------------  -----------  ---------------
Bank Reserve:
 Balance at beginning of period............................  $1,208,322      $1,199,617       $1,291,097       $1,345,477
  Provision................................................     200,000         200,000           75,000           50,000
  Loan charge-offs.........................................     (96,214)       (168,770)         (44,991)        (141,941)
  Recoveries...............................................      10,830          23,681            1,832              992
                                                             ----------      ----------       ----------       ----------
 Balance at end of period..................................   1,322,938       1,254,528        1,322,938        1,254,528
                                                             ----------      ----------       ----------       ----------
Acquired Reserve:
 Balance at beginning of period............................     388,291         742,840          109,898          568,542
  Loan charge-offs.........................................    (460,093)       (169,695)        (187,905)             --
  Recoveries (Administrative Costs)........................     (12,072)        (10,978)          (5,867)          (6,375)
  Reclassification to Senior Debenture.....................      83,874             --            83,874              --
                                                             ----------      ----------       ----------       ----------
 Balance at end of period..................................         -0-         562,167              -0-          562,167
                                                             ----------      ----------       ----------       ----------
 Total Reserve.............................................  $1,322,938      $1,816,695       $1,322,938       $1,816,695
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

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO"). Conversely, in the event the reserve is inadequate, as was the case during the third quarter of 1998, additional loan charge-offs reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. At September 30, 1998, the remaining balance of acquired loans was $2,703,236.

DEPOSITS AND OTHER BORROWINGS
-----------------------------

Total deposits increased $2,202,620 during the nine months ended September 30, 1998, from $99,289,871 at December 31, 1997, to $101,492,491 at September 30,
1998. During the nine months ended September 30, 1998, savings and money market deposits decreased $1,292,399 while demand and time deposits increased $3,495,019. The shift in deposits from passbook and statement savings accounts to short term (one year or less) time deposits is consistent with the Company's experience over the past several years and is reflective of depositors' financial astuteness in the marketplace.

Securities sold under agreements to repurchase increased $2,096,610 during the nine months ended September 30, 1998 to $12,201,610 from $10,105,000 at December 31, 1997. This increase is attributable to a single municipal customer and is considered volatile.

During the nine months ended September 30, 1998, the Company took down advances for the first time from the Federal Home Loan Bank of Boston. The purpose of these borrowings was to match the funding for selected loans as well as refinance a maturing reverse repurchase agreement at more favorable terms. At September 30, 1998, outstanding advances were $5,121,336.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $3,952,151 for the nine months ended September 30, 1998, compared to $3,860,834 for the nine months ended September 30, 1997. The increase in net interest income was the result of an increase in interest earning assets offset by a decrease in net interest spreads.

The table below shows the average balance sheet, the interest earned and paid on interest-earning assets and interest-bearing liabilities, and the resulting net interest spread and margin for the periods presented.

                                                                     NINE  MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------------------------------------
                                                                    1998                           1997
                                                       -------------------------------  ---------------------------
                                                                  INTEREST   AVERAGE             INTEREST   AVERAGE
                                                        AVERAGE    INCOME/    YIELD/    AVERAGE   INCOME/   YIELD/
                                                        BALANCE    EXPENSE     RATE     BALANCE   EXPENSE    RATE
                                                       ----------  --------  ---------  --------  --------  -------
                                                                          (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans.............................................   $ 79,698   $  5,791      9.69%  $ 74,969   $5,468     9.72%
   Investment securities taxable - AFS...............     31,598      1,356      5.72     26,544    1,284     6.45
   Investment securities taxable - HTM...............     11,790        519      5.87     12,136      531     5.83
   Securities purchased under agreements to
      resell.........................................      4,674        172      4.91      2,896      108     4.97
   Federal Home Loan Bank Stock and other
                                                             673         30      5.94        540       22     5.43
TOTAL INTEREST-EARNING ASSETS........................   --------   --------  --------   --------   ------     ----
                                                         128,433      7,868      8.17    117,085    7,413     8.44
                                                                   --------  --------              ------     ----
NONINTEREST-EARNING ASSETS:
    Cash and due from banks..........................      2,244                           2,164
    Premises and equipment...........................      2,425                           2,040
    Other real estate owned..........................        628                             698
    Allowance for possible loan losses...............     (1,449)                         (1,954)
    Other assets.....................................      1,407                           1,326
                                                        --------                        --------
TOTAL NONINTEREST-EARNING ASSETS.....................     5, 255                           4,274
                                                        --------                        --------
TOTAL ASSETS.........................................   $133,688                        $121,359
                                                        ========                        ========

INTEREST - BEARING LIABILITIES:
    Deposits:
             Interest bearing demand and NOW
             deposits................................   $  3,631         53      1.95%  $  3,196       47     1.96%
             Savings deposits........................     16,855        332      2.63     17,924      352     2.62
             Money market deposits...................      1,236         22      2.37      1,427       26     2.43
             Time deposits...........................     64,955      2,682      5.51     59,132    2,437     5.50
     Securities sold under agreements to
            repurchase...............................     13,338        551      5.51     10,714      488     6.07
     Federal Home Loan Bank Advances.................      1,771         83      6.25        --       --       --
     Senior debenture................................      2,988        193      8.61      2,936      202     9.17
                                                        --------   --------  --------   --------   ------     ----
TOTAL INTEREST-BEARING LIABILITIES...................    104,774      3,916      4.98     95,329    3,552     4.97
                                                                   --------  --------              ------     ----

NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits.....................     13,571                          11,924
    Other liabilities................................      1,266                           1,148
                                                        --------                        --------
TOTAL NONINTEREST-BEARING LIABILITIES................     14,837                          13,072
STOCKHOLDERS' EQUITY.................................     14,077                          12,958
                                                        --------                        --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........   $133,688                        $121,359
                                                        ========                        ========
NET INTEREST INCOME..................................              $  3,952                        $3,861
                                                                   ========                        ======
NET INTEREST SPREAD..................................                            3.19%                        3.47%
                                                                             ========                       ======
NET INTEREST MARGIN..................................                            4.10%                        4.40%
                                                                             ========                       ======

Total interest income for the three months ended September 30, 1998 was $2,688,813, compared to $2,480,481 for the same three month period of the prior year. This increase of $208,332 was primarily the result of a $13.6 million increase in quarterly average interest-earning assets, offset by a 24 basis point reduction in yield to 8.22% from 8.46%. The increase in earning assets was disproportionate in that quarterly average loans as a percentage of quarterly average earning assets decreased to 62.0% for the three months ended September 30, 1998, compared to 65.1% for the three months ended September 30, 1997. Consequently, the majority of earning asset growth occurred within the lower yielding investment portfolio. This growth, coupled with a lower interest rate environment, accounted for the overall decline in earning asset yield. Total interest income for the nine months ended September 30, 1998, was $7,867,975, compared to $7,413,093 for the nine months ended September 30, 1997. Despite a $11.3 million increase in average earning assets, the interest-earning asset yield declined 27 basis points to 8.17% from 8.44%. The decline in yield was a reflection of a somewhat lower interest rate environment as well as a shift in earning asset mix from the loan portfolio to the investment portfolio. During the three months and nine months ended September 30, 1998, the Company sought wholesale funding sources for short-term investing or match funding loan production. Although this strategy compressed spreads and margins; net income, earnings per share, and return on equity showed improvement.

Total interest expense for the three months ended September 30, 1998 was $1,323,482, compared to $1,207,515 for the same period of the prior year. This increase of $115,967 or 9.6% was primarily the result of a $10.9 million increase in quarterly average interest-bearing liabilities. Of this growth, approximately $7 million came from wholesale funding sources. The other funding source occurred within certificates of deposit which grew an average of $4.8 million. For the nine months ended September 30, 1998, total interest expense was $3,915,824 as compared to $3,552,259 for the same nine month period of 1997. This increase was the result of an $9.4 million increase in interest-bearing liabilities along with a basis point increase in cost of funds to 4.98% from 4.97%. Despite a lower interest rate environment, growth in higher cost time deposits, and utilization of wholesale funding sources for arbitrage purposes and match funding of loans drove up the Company's cost of funds.

PROVISION FOR POSSIBLE LOAN LOSSES
----------------------------------

During the third quarter of 1998, the Company provided $75,000 for possible loan losses compared to $50,000 during the third quarter of 1997. This increased provision was not an indication of a deterioration of asset quality, but rather an accommodation to loan portfolio growth. At September 30, 1998, nonperforming loans were down $60,000 to $102,000 and delinquencies were down $525,000 to $269,000, compared to September 30, 1997. The allowance for possible loan losses as a percent of total loans was 1.70% and 1.72% at September 30, 1998 and 1997, respectively. The provision for possible loan losses amounted to $200,000 for the nine months ended September 30, 1998 and 1997.

NONINTEREST INCOME
------------------

Total noninterest income increased $53,744 to $153,034 for the three months ended September 30, 1998, from $99,290 for the three months ended September 30, 1997. For the nine months ended September 30, 1998, noninterest income increased $124,875 to $461,043 from $336,168 for the nine months ended Setpember 30, 1997. For both the three month and nine month reporting period, the increases were attributable to an increase in gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans and the imposition of ATM surcharge fees for non-customer ATM usage.

NONINTEREST EXPENSE
-------------------

Total noninterest expense amounted to $872,074 and $846,301 for the three months ended September 30, 1998 and 1997, respectively. The increase of $25,773 or 3.0% was primarily the result of depreciation charges for the technology-related capital expenditures which occurred in the second half of 1997, and increases in computer servicing costs. Total noninterest expense increased $100,174 or 4.0% to $2,576,655 for the nine months ended September 30, 1998, from $2,476,481 for the nine months ended September 30, 1997. This increase was largely due to operating the North Kingstown branch which opened in June 1997; technology-related costs and charges; offset by savings associated with the repeal of the state tax on deposits and a reduction of pension costs.

INCOME TAXES
------------

Income taxes for the three months ended September 30, 1998, were $204,693 or 35.8% of pretax income, compared to $172,742 or 36.3% of pretax income for the three months ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, income taxes were $579,246 and $550,645, respectively, or 35.4% and 36.2% of pretax income, respectively. The lower effective tax rates in 1998 are primarily due to proportionately more Bank income favorably taxed for state income taxes.

CAPITAL ADEQUACY
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of September 30, 1998:

                                    REGULATORY
                                    MINIMUM (2)  ACTUAL
                                    -----------  -------

The Company (1)
  Risk-based:
    Tier 1........................     4.00%      18.44%
    Totals........................     8.00       19.69
  Leverage........................     3.00       10.60

The Bank
 Risk-based:
   Tier 1.........................     4.00%      17.71%
   Totals.......................       8.00       18.97
 Leverage.........................     3.00       10.33

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

At September 30, 1998, the Company's one year static gap position was a negative $13,250,000 or 9.6% of total assets.

By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At September 30, 1998, the Company's earnings-at-risk under a (plus or minus)200 basis point interest rate shock test measured a negative 2.3% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 10.26% of market value of equity at September 30, 1998. At September 30, 1998, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

LIQUIDITY
---------

Deposits and borrowings are the principal sources of funds for use in investing, lending and for general business purposes. Loan and investment amortization and prepayments provide additional significant cash flows. At September 30, 1998, the Company had $42,702,610 or 31.8% of assets in cash and cash equivalents and investments classified as available-for-sale. The Bank is a member of the Federal Home Loan Bank of Boston, and as such has access to an unused borrowing capacity of $3,832,664 at September 30, 1998, of which $2,352,000 was in the form of an overnight Line of Credit.

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

In confronting the Year 2000 problem, the Company faces potential risks to its and the Bank's operations. As stated above, the Company purchases substantially all of its software from third parties who face the same Year 2000 challenge as the Company. In addition, the Company relies almost exclusively on other companies for the functioning of its automated system. Thus, the Company's operations could be adversely affected if the operations of these third parties are adversely affected by the Year 2000 problem. Most importantly, the Company faces risks that all banking institutions, whether large or small, also face. Included among these risks is the risk that the Year 2000 date change may result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if those commercial loan customers of the Bank whose operations depend heavily on computers and computer software experience Year 2000 compliance problems and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. This could force the Bank to increase its provision for loan losses or take more aggressive collection actions, potentially impacting the Company's earnings. Furthermore, the Bank faces the risk that in light of potential uncertainty as to the availability of their funds after the date change and a decrease in interest rates, the Bank's deposit customers could withdraw their funds, causing the Bank to experience deposit run-off prior to the Year 2000 date change. This potential deposit contraction could make it necessary for the Company to change its sources of funding which could materially affect the Company's earnings. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000 or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems. Finally, to the extent that certain utility and communication services utilized by the Company face Year 2000 problems, the Company's operations could be disrupted.

The Company is in constant communication with its outside vendors, with whom it is reliant, to ensure that their timetable and progress is consistent with that of the Company. The Company has also communicated with significant borrowers and mission critical vendors to determine the status of their Year 2000 compliance efforts. The Company has also kept the Bank's depositors informed of its efforts. The Company has incorporated a contingency plan into the Year 2000 Plan. The contingency plan calls for a conversion to another core system provider in the event of a system failure during the remediation effort. If the failure occurs on or after January 1, 2000, the Company will convert to a manual system until the computerized system is remedied. The Company believes that a major system failure is highly unlikely, but limited exceptions across its core applications may occur. The Company does not anticipate that the remedial or systems' failure costs incurred in connection with Year 2000 compliance will be material to its financial condition or results of operations.

The discussion above contains certain forward-looking statements. The costs of the Year 2000 conversion, the date which the Company has set to complete its Year 2000 project and statements about anticipated compliance are based on the Company's current estimates and are subject to various uncertainties that could cause actual results to differ materially from the Company's expectations. Such uncertainties include, among others, the success of the Company in identifying systems that are not Year 2000 compliant, the nature and amount of programming required to upgrade or replace each of the affected systems, the availability of qualified personnel, consultants and other resources, and the success of the year 2000 compliance efforts of others. Readers are cautioned not to place undue reliance on these forward looking statements.



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

Not Applicable

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

                                    First Financial Corp.


November 10, 1998                   /s/ Patrick J. Shanahan, Jr.
-----------------                   --------------------------------
Date                                Patrick J. Shanahan, Jr.
                                    Chairman, President and
                                    Chief Executive Officer


November 10, 1998                   /s/ John A. Macomber
-----------------                   --------------------------------------
Date                                John A. Macomber
                                    Vice President, Treasurer
                                    and Chief Financial Officer