Form 10-K
period 1998-12-31
FIRST FINANCIAL CORP /RI/
filed 1999-03-23
CIK 354948

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

                  For the fiscal year ended December 31, 1998

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

                               ----------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     On Which Registered
          -------------------                    ---------------------
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

  The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of March 4, 1999 was $15,852,228 based on the closing sale price of Common Stock as reported on the Nasdaq National Market on such date. At March 4, 1999, there were 1,328,041 shares of the Company's $1.00 par value Common Stock issued, with 1,231,241 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 1999 are incorporated herein by reference into
Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        Page
                                                                      Reference
                                                                      ---------
                                     PART I
 Item 1.    Business................................................       3
 Item 2.    Properties..............................................      14
 Item 3.    Legal Proceedings.......................................      15
 Item 4.    Submission of Matters to a Vote of Security Holders.....      15

                                    PART II

 Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters....................................      16
 Item 6.    Selected Consolidated Financial Data....................      17
 Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................      18
 Item 7A.   Quantitative and Qualitative Disclosure About Market
             Risk...................................................      35
 Item 8.    Financial Statements and Supplementary Data.............      35
 Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure....................      61

                                    PART III

 Item 10.   Directors and Executive Officers of the Registrant......      61
 Item 11.   Executive Compensation..................................      61
 Item 12.   Security Ownership of Certain Beneficial Owners and
             Management.............................................      61
 Item 13.   Certain Relationships and Related Transactions..........      61

                                    PART IV

 Item 14.   Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K...............................................      61
 Signatures ........................................................      63

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

  The Bank's strategy of managed growth through varied and often challenging economic cycles has been strategically supplemented by both de novo branch expansion and acquisition. The Bank's first expansion beyond its main office occurred in 1981 with the opening of its Cranston, Rhode Island branch. The Bank was presented with a further growth opportunity in 1991 as a result of the Rhode Island "credit union crisis," when 45 privately-insured banks and credit unions were closed by the Rhode Island Governor. In 1992, the Bank acquired certain assets and assumed certain liabilities of the Chariho-Exeter Credit Union located in the Wyoming section of Richmond, Rhode Island and opened the facility as its Richmond branch. In June 1997, the Bank opened its fourth retail facility with an in-store branch in the Wal-Mart super store located at Wickford Junction in North Kingstown, Rhode Island. The North Kingstown facility is a full service branch offering the same retail products as the Bank's other branch offices.

  The core of the Bank's business remains its ability to meet the lending and deposit needs of customers in its market area. Most recently, the Bank has experienced growth in business loans to borrowers with favorable cash flow attributes seeking working capital financing. The Bank is designated a "preferred lender" by the Small Business Administration (SBA). As a participant in the SBA's preferred lenders program, the Bank has the sole authority to approve certain SBA guaranteed loans. The preferred lenders program also authorizes the Bank to act as an SBAExpress lender. This program allows the Bank to underwrite lines of credit up to $150,000 with a 50% SBA guarantee using the Bank's documentation.

  The Bank's ability to attract these new lending relationships and the related deposits is dependent on its willingness and ability to provide service to customers with identified needs. The Company believes that the Bank is particularly well-situated to serve the banking needs of the metropolitan Providence area. The Company believes that the local character of the business environment coupled with the Company's knowledge of its customers and their needs, together with its comprehensive retail and small business products create opportunities that will enable the Bank to effectively compete. Further, the Company believes that the accessibility and responsiveness of the Bank's personnel allow the Bank to compete effectively for certain segments within its market, in particular local professionals and businesses, who demand and receive customized and personalized banking products and services.

1992 Acquisition

  On May 1, 1992, the Bank acquired certain assets and assumed certain liabilities of Chariho-Exeter Credit Union (Acquisition). On May 4, 1992, the Bank reopened the Chariho-Exeter facility as the third branch of the Bank providing the same service to the local community formerly served by Chariho-Exeter as those provided at the Bank's other two branches. Although the Acquisition was accounted for as a purchase, no goodwill or other intangible asset was recorded because the purchase price did not exceed the fair value of the assets acquired.

  Through the Acquisition, the Bank acquired $33.4 million in assets, which included $19.5 million in loans and an acquired allowance for loan losses of approximately $3.9 million. Under the Acquisition Agreement, the Bank may, through May 1, 1999, charge-off uncollected acquired loans to this acquired allowance for loan losses. At May 1, 1999, any remaining acquired allowance, less an amount equal to 1% of the remaining acquired loans, must be repaid in the form of cash.

  In connection with the Acquisition, the Company issued the Senior Debenture to assist in financing the Acquisition. The proceeds of the Senior Debenture were invested as a contribution of capital to the Bank. If, at any time prior to May 1, 1999, net acquired loan losses exceed the acquired allowance for loan losses, such excess may be deducted from the Company's debt obligations under the Senior Debenture. See "Notes to Consolidated Financial Statements," No. (13)--Chariho-Exeter Credit Union Acquisition.

Market Area

  Although its main office is located in downtown Providence, the Bank's Cranston branch is its largest office with deposits of $53.6 million at December 31, 1998. The Providence, Richmond and North Kingstown branches had approximately $26.2 million, $22.0 million and $2.6 million, respectively, in deposits at December 31, 1998. Through its branch locations, the Bank provides for the lending and deposit needs of its commercial and consumer customers in its market area and by targeting customers who desire the convenience and personal service not otherwise available as a result of recent major banking consolidations.

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

  During the past few years, the commercial and commercial real estate loan portfolio has increased and remains the largest part of the Bank's loan portfolio. This increase is partially attributable to the Bank's positive response to an increase in those businesses seeking working capital and expansion funds who are frustrated by the consolidation of the banking industry. The Bank has in the past, and continues today, to specifically target such businesses through the hiring of experienced commercial loan officers and by focusing on commercial lending to borrowers, the purpose of which is to help finance small business plant purchases, expansion, working capital and other corporate purposes. The Bank continues to believe that opportunities exist to satisfy the banking and borrowing needs of the small business community.

  During the past few years, and especially during 1998, the Bank was more active than ever in working with its commercial borrowers and the SBA in obtaining guarantees under a variety of SBA loan programs. Generally, the Bank will sell the guaranteed portion of such loans with servicing retained. According to the SBA, for its fiscal year ended September 30,1998, the Bank ranked fifth (5th) in Rhode Island out of 31 lenders in volume by number of loans approved and sixth (6th) in dollar volume of loans guaranteed by the SBA.

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

  Loan Underwriting, Review and Risk Assessment. When considering loan applications, the primary factors taken into consideration by the Bank are:
(i) the cash flow and financial condition of the borrower; (ii) the value of any underlying collateral; (iii) the long-term prospects of the borrower, market share and depth of management; and (iv) the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The total indebtedness of the borrower to the Bank determines the maximum limit which a lending officer has the authority to approve a particular credit. Total indebtedness means the total of all borrowings, including the loan being requested, whether funded or unfunded, to a particular borrower and all related loan accounts. The authority of individual loan officers is limited to the approval of secured loans equal to or less than either $200,000 or $50,000, depending on the individual loan officer, and unsecured loans equal to or less than either $25,000 or $10,000, depending on the individual loan officer. The authority of the chief executive officer is limited to the approval of secured loans equal to or less than $400,000 and unsecured loans equal to or less than $300,000. All loan requests in excess of an individual loan officer's limit must be approved by the Bank's Credit Committee for secured loans equal to or less than $500,000 and for unsecured loans equal to or less than $300,000. Loan requests in excess of the Credit Committee's limit must be presented to the Bank's Board of Directors. Generally, the Bank requires personal guarantees and supporting financial statements from one or more of the principals of any entity borrowing money from the Bank.

  Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from the Bank's directors, stockholders of the Company, existing customers of the Bank and professionals such as lawyers, accountants, financial intermediaries and brokers.

  At December 31, 1998, the Bank's statutory lending limit to any single borrower approximated $2.1 million, subject to certain exceptions provided under applicable law. The Bank also has a policy of extending loans, under the same terms and conditions applicable to any other borrower, to directors and executive officers of the Company and the Bank limiting the aggregate principal amount of such loans to 100% of capital and otherwise complying with applicable regulatory requirements. At December 31, 1998, the aggregate principal amount of all loans to directors and executive officers and related entities was $1.9 million.

  The following table sets forth the repricing frequency of fixed and variable rate loans included in the Bank's total loan portfolio at December 31, 1998. Loans having no stated schedule of repayments or no stated maturity (due on demand) are reported as due in one year.

                                          Commercial    Home
                                              and      Equity
                                          Residential Lines of
                               Commercial Real Estate  Credit  Consumer  Total
                               ---------- ----------- -------- -------- -------
                                                (In Thousands)
   Fixed Rate
   Amounts Due:
     One year or Less.........  $ 1,190     $11,617    $   44    $ 90   $12,941
     After one year through
      five years..............    2,941      43,495       263     295    46,994
     Beyond five years........    1,190      11,063       --       62    12,315
                                -------     -------    ------    ----   -------
                                  5,321      66,175       307     447    72,250
                                -------     -------    ------    ----   -------
   Variable Rate
   Repricing Frequency:
     Quarterly................    8,966         560     3,182     534    13,242
     Annually or less
      frequently..............      476         328       --      --        804
                                -------     -------    ------    ----   -------
                                  9,442         888     3,182     534    14,046
                                -------     -------    ------    ----   -------
       Total..................  $14,763     $67,063    $3,489    $981   $86,296
                                =======     =======    ======    ====   =======

  Scheduled contractual principal repayments do not, in many cases, reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. In addition, because many of the Bank's residential and commercial real estate loans are fixed rate loans subject to rate review and/or call option within three to five years, such loans are considered by the Bank to have a stated maturity equal to the rate review period. Prevailing interest rates at the time of scheduled rate reviews may cause the Bank to reset rates on these loans. However, such loans may not actually mature at that time. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. As of December 31, 1998, all loans were accruing interest.

  Commercial Loans. Subject to federal and state restrictions, the Bank is authorized to make secured or unsecured commercial business loans for general corporate purposes. Commercial loans include working capital loans, equipment financing, standby letters of credit, and secured and unsecured demand, term and time loans. Commercial loans do not include business loans primarily secured by real estate.

  At December 31, 1998, the Bank had outstanding commercial loans totalling $14.8 million which represented 17.1% of total loans. Of the Bank's total commercial loan portfolio, $9.4 million or 64.0% consisted of loans priced on a floating rate basis at a margin over the Bank's base lending rate or Wall Street Prime Rate. At December 31, 1998, the Bank's base rate was 10.25% while the Prime Rate was 7.75%.

  Commercial and Residential Real Estate Loans. At December 31, 1998, the Bank's outstanding residential first and second mortgage loans and home equity lines of credit of approximately $19.9 million, represented 23.0% of the Bank's total loan portfolio. Of this amount, $17.5 million represented loans originated directly by the Bank, while approximately $2.4 million represents loans acquired in the Acquisition.

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

  The Bank has and plans to continue to commit substantial resources to the promotion and development of commercial lending (i.e. small business plant purchases, expansion and working capital) secured by real estate, which loans are characterized as "commercial real estate loans." At December 31, 1998, outstanding commercial real estate loans approximated $50.6 million or 58.7% of total loans outstanding, including total construction and land development loans of approximately $1.8 million.

  Commercial real estate loans are generally priced at a fixed rate and are generally structured with a three-year or five-year rate review and/or call option. If a loan is priced at a floating rate, it is indexed to the Bank's base lending rate or to the Prime Rate. At December 31, 1998, 83.5% of all residential and commercial real estate loans are subject to repricing within five years.

  Consumer Loans. At December 31, 1998, the Bank's consumer loan portfolio approximated $1.0 million or 1.2% of total loans outstanding. The Bank offers a full range of consumer lending products including new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition including, most significantly, from consumer finance companies and, therefore, the Bank does not view this market as possessing significant growth potential.

Allowance for Loan Losses

  The following table, exclusive of the acquired allowance for loan losses, represents the allocation of the Bank's allowance for loan losses for the periods ending as indicated:

                                                    December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       ------------  ------------  ------------
                                               (Dollars in Thousands)
   Loan Category:
     Commercial....................... $  160  12.4% $   75   6.2% $   90   7.5%
     Commercial Real Estate...........    840  65.3     848  70.2     718  59.8
     Residential Real Estate..........    219  17.0     266  22.0     317  26.4
     Home Equity Lines of Credit......     54   4.2       7   0.6      55   4.6
     Consumer.........................     14   1.1      12   1.0      20   1.7
                                       ------ -----  ------ -----  ------ -----
       Total.......................... $1,287 100.0% $1,208 100.0% $1,200 100.0%
                                       ====== =====  ====== =====  ====== =====

  This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered as an indication of the future amounts or types of loan charge-offs. At December 31, 1998, the Bank classified $1.6 million of loans as substandard based on the rating system adopted by the Bank. Of these amounts, a majority of which are included in the commercial real estate loan portfolio, the Bank estimates a potential loss exposure of $235,000.

Investment Activities

  The investment policy of the Bank is an integral part of the overall asset/liability management of the Bank. The Bank's investment policy is to establish a portfolio of investments permissable for banks, which will provide the liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. The Bank intends to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

  The following table sets forth the amortized cost and fair value of the Bank's investment portfolio at the dates indicated:

                                              December 31,
                          -----------------------------------------------------
                                1998              1997              1996
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                             (In thousands)
Held-to-Maturity:
  U.S. Government and
   agency obligations....  $10,999  $10,947  $11,750  $11,745  $11,400  $11,370
  Collateralized mortgage
   obligations...........    2,734    2,727      718      717    2,381    2,378
                           -------  -------  -------  -------  -------  -------
                           $13,733  $13,674  $12,468  $12,462  $13,781  $13,748
                           =======  =======  =======  =======  =======  =======
Available-for-Sale:
  U.S. Government and
   agency obligations....  $24,402  $24,475  $17,528  $17,559  $17,669  $17,696
  Mortgage-backed
   securities............    7,546    7,662    8,580    8,727   10,684   10,712
  Marketable equity
   securities and other..    1,022      950      295      313        1        3
                           -------  -------  -------  -------  -------  -------
                           $32,970  $33,087  $26,403  $26,599  $28,354  $28,411
                           =======  =======  =======  =======  =======  =======

  The following table sets forth certain information regarding maturity distribution and weighted average yields of the Bank's investment portfolio at December 31, 1998:

                           Within One Year  One to Five Years  Over Five Years  Total Securities
                          ----------------- ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted          Weighted
                          Carrying Average  Carrying Average  Carrying Average  Carrying Average
                           Value    Yield    Value    Yield    Value    Yield    Value    Yield
                          -------- -------- -------- -------- -------- -------- -------- --------
                                                  (Dollars in Thousands)
Held-to-Maturity:
U.S. Government and
 agency obligations.....  $   --       --%  $10,999    5.38%   $  --      -- %  $10,999    5.38%
Collateralized mortgage
 obligations(1).........    1,640    5.60     1,094    5.55       --      --      2,734    5.58
                          -------    ----   -------    ----    ------    ----   -------    ----
                            1,640    5.60    12,093    5.40       --      --     13,733    5.42
                          -------    ----   -------    ----    ------    ----   -------    ----
Available-for-Sale:
U.S. Government and
 agency obligations.....   17,944    5.34     6,531    5.36       --      --     24,475    5.35
Mortgage-backed
 securities(1)..........    1,367    7.21     3,337    7.28     2,958    7.32     7,662    7.28
Marketable equity
 securities and other...      950     --        --      --        --      --        950     --
                          -------    ----   -------    ----    ------    ----   -------    ----
                           20,261    5.22     9,868    6.01     2,958    7.32    33,087    5.64
                          -------    ----   -------    ----    ------    ----   -------    ----
   Total................  $21,901    5.25%  $21,961    5.67%   $2,958    7.32%  $46,820    5.58%
                          =======    ====   =======    ====    ======    ====   =======    ====

--------
(1) Fixed rate collateralized mortgage obligations are presented on a scheduled cash flow basis. The mortgage backed securities are presented using an assumed constant prepayment rate.

Sources of Funds

  Deposits obtained through the Bank's offices and automated teller machines ("ATM") have traditionally been the principal source of the Bank's funds for use in lending, investing and for other general business purposes. At December 31, 1998, the Bank had a total of approximately 3,120 demand deposit, NOW and money market accounts with an average balance of approximately $6,508 each; 3,364 passbook and statement savings accounts with an average balance of approximately $5,143 each; and 3,482 certificates of deposit with an average balance of approximately $19,121 (including 94 certificates of deposit of $100,000 or more totalling $11.8 million).

  The Bank's office and service hours are supplemented by the Bank's ATM card service which facilitates various deposit and/or withdrawal transactions. The Bank's ATM card may be used in the "PLUS", "CIRRUS", and "NYCE" ATM networks, and the "Maestro" point-of-sale ("POS") network. These networks provide the Bank's ATM cardholders with access to ATMs and POS machines throughout Rhode Island, New England, the United States and more than 34 foreign countries.

  The following table sets forth the average balances and average rates paid on the Bank's deposits for the periods indicated:

                                           Years Ended December 31,
                               ------------------------------------------------
                                     1998            1997            1996
                               ---------------- --------------- ---------------
                               Average  Average Average Average Average Average
                               Balance   Rate   Balance  Rate   Balance  Rate
                               -------- ------- ------- ------- ------- -------
                                                (In Thousands)
Noninterest-bearing deposits.. $ 14,067         $12,124         $10,965
Interest-bearing deposits:
  NOW and savings accounts....   20,474  2.51%   21,022  2.52%   21,845  2.58%
  Money market accounts.......    1,281  2.42     1,499  2.40     1,659  2.41
  Certificates of deposit
   under $100,000.............   54,300  5.34    51,006  5.37    49,955  5.60
  Certificates of deposit over
   $100,000...................   10,909  5.94     9,145  6.38     6,700  5.50
                               --------         -------         -------
    Total..................... $101,031         $94,796         $91,124
                               ========         =======         =======

  Time certificates of deposit in denominations of $100,000 or more, at December 31, 1998, had the following schedule of maturities:

   Time Remaining to Maturity                                         Amount
   --------------------------                                     --------------
                                                                  (In Thousands)
   Less than 3 months............................................    $ 4,026
   3 to 6 months.................................................      2,304
   6 to 12 months................................................      3,068
   More than 12 months...........................................      2,371
                                                                     -------
     Total.......................................................    $11,769
                                                                     =======

  For the past several years the Bank has been active in the securities sold under agreements to repurchase (reverse repo) market as a means of using wholesale funds for capital leverage and interest arbitrage purposes. During 1998 the Bank expanded its use of wholesale funding sources and took down advances for the first time from the Federal Home Loan Bank of Boston. The purpose of these borrowings was to match the funding for selected loans as well as refinance a maturing reverse repo at more favorable terms.

  For information regarding these borrowing arrangements refer to "Notes to Consolidated Financial Statements."

Community Reinvestment Act

  The Bank is committed to serving the banking needs of the communities in which its branches are located and surrounding areas, including low and moderate income areas consistent with its obligations under the federal Community Reinvestment Act. There are several ways in which the Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs. The Bank has undertaken as part of its mission to contribute to the economic and social development of the communities in which it operates. The Bank believes that its contribution is to deliver competitive services that are responsive to the needs of its employees, customers, shareholders, and local communities. At its last CRA-compliance examination, the Bank was given a "satisfactory" ranking which is the second highest rating of the four assigned by the FDIC.

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

  The Bank has identified two primary needs within its communities: small business loans with reduced documentation requirements and unconventional mortgage products with flexible underwriting guidelines. To address the small business lending demand, the Bank participates, as a "preferred lender", in the SBA loan programs; specifically, the 7A and 504 programs, as well as the SBA's Low Doc and SBAExpress programs.

Competition

  In attracting deposits and making loans, the Bank encounters competition from other institutions, including larger downtown Providence and suburban-based commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving Rhode Island. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, marketing, range of services provided and the quality of these services. These competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Certain of these competitors are not subject to the same regulatory environment as the Bank.

Employees

  As of December 31, 1998, the Company had 40 full-time and 9 part-time employees. The Company's employees are not represented by any collective bargaining unit, and the Company believes its employee relations are good. The Company maintains a benefit program which includes health insurance, life insurance, a defined benefit pension plan, and a matching savings incentive plan.

Regulation and Supervision

  Banks and bank holding companies are subject to extensive government regulation through federal and state statutes and regulations which are subject to changes that may have significant impact on the way in which such entities may conduct business. The likelihood and potential effects of any such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. In addition, legislation such as the Federal Deposit Insurance Corporation Improvement Act (FDICIA) and the Interstate Banking Act have affected the banking industry by, among other things, broadening the regulatory powers of the federal banking agencies in a number of areas and enabling banks and bank holding companies to expand the geographic area in which they may provide banking services. The following summary is qualified in its entirety by the text of the relevant statutes and regulations.

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

  The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, including greater convenience, increased competition or gains in efficiency, against the adverse effects, including undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

  Rhode Island Law. Rhode Island law requires the prior approval of the Banking Division in order for a Rhode Island bank or bank holding company to acquire 5% or more of the voting stock, or merge or consolidate with an out-of-state bank or bank holding company. In examining the transaction, the Banking Division must determine whether the transaction is permitted under the law of the state of the out-of-state bank or bank holding company under conditions not substantially more restrictive than those imposed by Rhode Island law. In determining whether to approve the transaction, the Banking Division must determine whether the transaction is in the public interest, will promote the safety and soundness of the Rhode Island institution and needs of the communities served thereby, and will serve the needs of the state generally. In addition, a merger requires the prior approval of two- thirds of the shareholders of the Rhode Island bank and such percentage of the shareholders of the out-of-state bank as required by the laws of such state.

  Under Rhode Island law, subject to the approval of the Banking Division, an out-of- state bank or bank holding company may acquire direct or indirect control of more than 5% of the voting stock or merge or consolidate with or acquire substantially all of the assets and liabilities of a Rhode Island bank or bank holding company provided that the laws of the state in which the out-of-state bank is located, or in which operations of the bank subsidiaries of an out-of-state bank holding company are principally conducted, expressly authorize, as determined by the Banking Division, under conditions no more restrictive than those imposed by the laws of Rhode Island, the acquisition by a Rhode Island bank or bank holding company of 5% of the voting stock or the merger or consolidation with or acquisition of all of the assets of banks or bank holding companies located in that state. Additionally, under Rhode Island law, no "person" may acquire 25% of the voting stock, or such lesser number of shares as constitutes control, of a Rhode Island depository institution without the prior approval of the Banking Division.

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

  The guidelines generally require banks and bank holding companies to maintain at least half of its total capital comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). Additionally, these guidelines require banks and bank holding companies to maintain a ratio of Tier I Capital to risk-weighted assets of at least four (4%) percent and a ratio of total capital to risk-weighted assets of at least eight (8%) percent ("Total Risk-Based Capital Ratio"). Hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I Capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for loan losses, is known as "Tier 2 Capital." The sum of Tier 1 and Tier 2 Capital is "Total Risk-Based Capital." Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital), for assets such as cash, to 100% for the bulk of assets which are typically held by a bank holding company, including multi-family residential and commercial real estate loans, commercial business loans and consumer loans. Single-family residential first mortgage loans which are not either 90 days or more past-due or nonperforming and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

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

  As of December 31, 1998, the Bank was classified as "well capitalized" under these provisions.

 Interstate Banking Legislation

  The Riegle-Neal Interstate Banking and Branching Act of 1994 ("Interstate Banking Act"), enacted in 1995, permits adequately capitalized and managed bank holding companies to acquire control of banks in any state. Additionally, as of June 1, 1997, the Interstate Banking Act allows for banks to branch across state lines, provided that individual states did not elect to "opt out" of interstate banking entirely. In 1996, Rhode Island adopted legislation pursuant to which Rhode Island "opted in" to interstate banking. The Rhode Island act allows Rhode Island banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Rhode Island.

  The foregoing references to laws and regulations which are applicable to the Company and the Bank are brief summaries thereof which do not purport to be complete and which are qualified in their entirety by reference to such laws and regulations.

Recent Developments

  On November 16, 1998, the Company's Board of Directors authorized the repurchase of up to 5%, or 63,062 shares, of the Company's common stock. The Company views the repurchase program as an excellent utilization of capital, and consistent with a solid capital management strategy. On January 13, 1999 and February 5, 1999, the Company repurchased a total of 30,000 shares under the repurchase program at prices ranging from $12.75 to $12.875 per share. Total capital used for these repurchases amounted to $384,375.

  On January 6, 1999, the Company's Board of Directors declared a regular quarterly dividend of $.09 per share to shareholders of record on February 2, 1999. This quarterly dividend represented a 50% increase over the $.06 per share dividend declared in the fourth quarter of 1998.

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

  In 1981, the Bank opened a branch office building at the corner of Park and Reservoir Avenues, Cranston, Rhode Island. This one-story masonry and steel frame building (including the lower level) has approximately 7,400 square feet space. The ground floor of this location contains the Cranston branch, the Bank's largest branch as measured by deposits. The building also has a three lane drive-up facility and a drive-up ATM. The basement of this building is used predominately by the Operations Department along with several administrative offices. The building is situated on approximately 21,000 square feet of leased land. The lease has an original noncancellable term of 15 years with four successive renewal options, each for an additional five years ending in the year 2009. The Bank is presently in the second of the four renewal options which expires in the year 1999. Upon the expiration of the lease in the year 2009, the Bank will have the right to renew the lease upon the same terms and conditions, except for the term and annual rent to be paid thereunder which are to be determined by mutual agreement or, if not so determined, by arbitration. In late 1994 the Bank acquired an adjacent parcel of land, which approximates 4,700 square feet, for use as expanded customer parking and access to the facility from Reservoir Avenue. The Bank also owns land across the street from this building. This land, with total area of approximately 3,300 square feet, is used solely for employee parking.

  As part of the 1992 Acquisition, the Bank purchased the former credit union's land and building and reopened the facility as the Bank's Richmond branch at 1168 Main Street, Richmond, Rhode Island. The facility is located in the Wyoming section in the Town of Richmond. The two story wood frame building has nearly 6,500 square feet space (exclusive of unfinished basement area) on a land area of approximately 40,400 square feet. The branch location has a built-in ATM and a two lane drive-up facility.

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

ITEM 3. LEGAL PROCEEDINGS

  The Company is involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits, based upon the advice of legal counsel as to potential outcome, will not have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1998, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Listing

  On May 14, 1996, the Company's common stock began trading on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: FTFN.

  High and low sales prices and dividends declared during 1998 and 1997 are as follows:

    Quarterly                                                          Dividends
   Sales Prices                                           High   Low   Declared
   ------------                                          ------ ------ ---------
   1998
   1st Quarter.......................................... 17     15        .06
   2nd Quarter.......................................... 20 3/8 16 3/4    .06
   3rd Quarter.......................................... 17 3/4 11 1/2    .06
   4th Quarter.......................................... 13 7/8 12 1/2    .06
   1997
   1st Quarter.......................................... 13 1/4 11        .05
   2nd Quarter.......................................... 12 3/4 11 3/8    .05
   3rd Quarter.......................................... 16     12 5/8    .05
   4th Quarter.......................................... 16 1/4 15        .05

  As of March 4, 1999, there were approximately 172 holders of record of the Company's common stock and approximately 350 shareholders of beneficial ownership who hold their stock in nominee or "street" name through various brokerage firms.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                       Years Ended December 31,
                            --------------------------------------------------
                              1998       1997       1996       1995     1994
                            ---------  ---------  ---------  --------  -------
                            (Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION DATA:
Total assets..............  $ 141,919  $ 127,310  $ 121,413  $100,304  $92,822
Investments, securities
 purchased under
 agreements to resell,
 federal funds sold and
 interest bearing
 deposits.................     49,544     42,944     44,568    30,811   30,327
Total loans...............     86,296     77,680     72,536    64,701   58,569
Allowance for loan
 losses...................      1,287      1,597      1,942     1,828    2,257
Total deposits............    104,372     99,290     93,876    89,591   83,184
Securities sold under
 agreements to
 repurchase...............     12,256     10,105     10,778       --       --
Federal Home Loan Bank
 advances.................      6,204        --         --        --       --
Senior debenture..........      2,971      2,947      2,894     2,845    2,736
Total stockholders'
 equity...................     14,813     13,713     12,570     7,192    6,559
STATEMENT OF INCOME DATA:
Interest income...........     10,564      9,969      8,867     7,732    6,794
Interest expense..........      5,218      4,803      4,214     3,669    2,629
                            ---------  ---------  ---------  --------  -------
Net interest income.......      5,346      5,166      4,653     4,063    4,165
Provision for loan losses.        250        250        455       675      555
                            ---------  ---------  ---------  --------  -------
Net interest income after
 provision for loan
 losses...................      5,096      4,916      4,198     3,388    3,610
Noninterest income........        616        465        536       474      390
Noninterest expense.......      3,468      3,341      3,177     3,093    2,989
Income taxes..............        794        728        513       251      399
                            ---------  ---------  ---------  --------  -------
Net income................  $   1,450  $   1,312  $   1,044  $    518  $   612
                            =========  =========  =========  ========  =======
PER SHARE DATA:
Net income:
  Basic...................  $    1.15  $    1.04  $    0.99  $   0.76  $  0.90
  Diluted.................       1.15       1.04       0.98      0.71     0.84
Book value................      11.75      10.87       9.89     10.35     9.60
Cash dividends declared...       0.24       0.20       0.12      0.11     0.09
Dividend payout ratio.....      20.88%     19.23%     12.83%    14.51%   10.05%
Weighted average common
 shares outstanding.......  1,261,241  1,261,241  1,049,609   683,200  683,200
Weighted average common
 and common stock
 equivalent shares
 outstanding..............  1,261,241  1,261,241  1,059,963   728,708  727,573
OPERATING RATIO DATA:
Return on average total
 assets...................       1.07%      1.07%      0.96%     0.54%    0.68%
Return on average
 stockholders' equity.....      10.20      10.00      10.02      7.45     9.60
Net interest margin.......       4.12       4.38       4.46      4.43     4.82
Loans to deposits ratio...      82.68      78.24      77.27     72.22    70.41
Leverage capital ratio....      10.56      10.77      10.32      6.87     7.01
ASSET QUALITY RATIOS:
Nonperforming assets to
 total assets.............       0.36%      0.63%      0.91%     2.00%    1.58%
Nonperforming loans to
 total loans..............         NM       0.02       0.58      0.83     0.89
Net loan charge-offs to
 average loans(1).........       0.22       0.34       0.19      1.01     0.97
Allowance for loan losses
 to total loans(1)........       1.53       1.64       1.78      1.47     1.50
Allowance for loan losses
 to nonperforming
 loans(1).................         NM   7,333.39     280.35    160.63   146.76

--------
(1) Ratios are exclusive of acquired loans, acquired allowance for loan losses, and activity in the acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  The results of operations of First Financial Corp. and its wholly-owned subsidiary, First Bank and Trust Company (collectively, "Company"), depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for loan losses, occupancy costs and, when necessary, expenses related to other real estate owned (OREO) and to the administration of nonperforming and other classified assets.

  The Company reported net income for 1998 of $1,450,048, as compared to $1,311,733 for 1997, or an increase of 10.5%. Diluted earnings per share amounted to $1.15 per share for 1998, based on 1,261,241 weighted average shares outstanding, as compared to $1.04 per share for 1997, also based on 1,261,241 weighted average shares outstanding. Also, in 1998, the Company's return on average equity (ROE) improved to 10.20% from 10.00% in 1997. The Company's return on average assets (ROA) was 1.07% in 1998 and 1997. The improvement in net income is primarily the result of an increase in net interest income and noninterest income, offset somewhat by an increase in noninterest expense and provision for income taxes. In general, the Company's improvement in earnings is attributable to: (i) an increase in average interest-earning assets funded from both retail and wholesale sources; (ii) an increase in SBA lending activities; and (iii) strong asset quality.

Results of Operations

 Net Interest Income

  Net interest income, the difference between interest income and interest expense, is the single largest contributor to the Company's results of operations. In 1998, net interest income rose $180,461 or 3.5%, to $5,346,267 from $5,165,806 in 1997. The primary reason for this increase was due to an increase in average interest-earning assets of $11.9 million, or 10.1% offset somewhat by a 26 basis point decrease in average net interest spread to 3.20% in 1998, as compared to 3.46% in 1997. The increase in average interest-earning assets was funded largely from deposit growth and other borrowings. Increases in average stockholders' equity and an increase in average noninterest-bearing deposits, accounted for a decrease in average net interest margin of 26 basis points to 4.12% in 1998, the same as the 26 basis point decrease in net interest spread.

  In 1998 total interest income amounted to $10,564,083 compared to $9,969,127 in 1997, or an increase of $594,956, or 6.0%. This increase was attributable to an $11.9 million increase in average interest-earning assets, offset somewhat by a 31 basis points decline in earning asset yields. The increase in earning assets was funded by an increase of $4.3 million in retail deposits and a $5.2 million increase in wholesale sources. Within earning assets, average loans increased $4.7 million or 6.3%, while average investments increased $6.9 million. During 1998, average loans represented 62.0% of total average interest-earning assets, compared to 64.2% during 1997. This disproportionate growth from higher yielding loans to lower yielding investments, along with a lower interest rate environment, accounted for the decline in average interest-earning asset yield to 8.14% from 8.45%. In terms of rate/volume, the decline in rates reduced interest income by approximately $256,000; but the increase in volume contributed approximately $851,000 in interest income.

  Total interest expense amounted to $5,217,816 in 1998 compared to $4,803,321 in 1997, or an increase of $414,495, or 8.6%. Average interest-bearing deposits grew $4.3 million, while cost of funds on interest-bearing deposits remained flat at 4.70%. Despite a declining interest rate environment, the Company's cost of funds on retail deposits remained flat due to the predominent growth of retail deposits in high-costing time certificates of deposit. The cost of funds on time deposits dropped to 5.44% from 5.52%. Average wholesale funds (reverse repurchase agreements, FHLB advances, etc.) increased $5.2 million while its cost decreased to 6.01% from 6.77%. The overall cost on interest-bearing liabilities decreased 5 basis points to 4.94% in 1998 compared to 4.99% in 1997. In terms of rate/volume, the decline in rates helped reduce interest expense by approximately $140,000, while the increase in total interest-bearing liabilities of $9.5 million caused an increase of approximately $555,000 in interest expense.

  Overall, as a result of changes in the mix of interest-earning assets and interest-bearing liabilities as well as a declining interest rate environment, net interest income decreased approximately $116,000. However, due to balance sheet growth (volume) net interest income increased $296,000. This rate/volume activity produced an increase of $180,000 to net interest income.

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

                      AVERAGE BALANCES AND INTEREST RATES
                            (Dollars in Thousands)

                                                    Years Ended December 31,
                          --------------------------------------------------------------------------------
                                    1998                       1997                       1996
                          -------------------------- -------------------------- --------------------------
                                    Interest Average           Interest Average           Interest Average
                          Average   Income/  Yield/  Average   Income/  Yield/  Average   Income/  Yield/
                          Balance   Expense   Rate   Balance   Expense   Rate   Balance   Expense   Rate
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
INTEREST-EARNING ASSETS:
Loans...................  $ 80,461  $ 7,797   9.69%  $ 75,714   $7,401   9.77%  $ 68,437   $6,739   9.85%
Investment securities
 taxable--AFS...........    32,357    1,823   5.63     26,608    1,695   6.37     18,180    1,165   6.41
Investment securities
 taxable--HTM...........    11,748      683   5.81     11,717      672   5.74     13,828      772   5.58
Securities purchased
 under agreements to
 resell.................     4,530      221   4.88      3,496      175   5.01      3,456      173   5.01
Federal Home Loan Bank
 stock and other........       719       40   5.56        423       26   6.15        348       18   5.17
                          --------  -------   ----   --------   ------   ----   --------   ------   ----
TOTAL INTEREST-EARNING
 ASSETS.................   129,815   10,564   8.14    117,958    9,969   8.45    104,249    8,867   8.51
                                    -------   ----              ------   ----              ------   ----
NONINTEREST-EARNING
 ASSETS:
Cash and due from banks.     2,379                      2,238                      1,886
Premises and equipment..     2,430                      2,141                      1,739
Other real estate owned.       605                        717                      1,077
Allowance for possible
 loan losses............    (1,412)                    (1,903)                    (1,847)
Other assets............     1,396                      1,450                      1,101
                          --------                   --------                   --------
TOTAL NONINTEREST-
 EARNING ASSETS.........     5,398                      4,643                      3,956
                          --------                   --------                   --------
TOTAL ASSETS............  $135,213                   $122,601                   $108,205
                          ========                   ========                   ========
INTEREST-BEARING
 LIABILITIES:
Deposits:
 Interest-bearing demand
  and NOW deposits......  $  3,479       67   1.93   $  3,282       64   1.95   $  2,550       50   1.96
 Savings deposits... ...    16,995      446   2.62     17,740      465   2.62     19,295      513   2.66
 Money market deposits..     1,281       31   2.42      1,499       36   2.40      1,659       40   2.41
 Time deposits..........    65,209    3,548   5.44     60,151    3,321   5.52     56,655    3,164   5.59
Securities sold under
 agreements to
 repurchase.............    13,059      712   5.45     10,590      647   6.11      3,067      185   6.03
Federal Home Loan Bank
 advances...............     2,667      161   6.04        --       --     --         --       --     --
Senior debenture........     2,998      253   8.44      2,946      270   9.16      2,894      262   9.05
                          --------  -------   ----   --------   ------   ----   --------   ------   ----
TOTAL INTEREST-BEARING
 LIABILITIES............   105,688    5,218   4.94     96,208    4,803   4.99     86,120    4,214   4.89
                                    -------   ----              ------   ----              ------   ----
NONINTEREST-BEARING
 LIABILITIES:
Noninterest-bearing
 deposits...............    14,067                     12,124                     10,965
Other liabilities.......     1,237                      1,158                        700
                          --------                   --------                   --------
TOTAL NONINTEREST-
 BEARING LIABILITIES....    15,304                     13,282                     11,665
STOCKHOLDERS' EQUITY....    14,221                     13,111                     10,420
                          --------                   --------                   --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $135,213                   $122,601                   $108,205
                          ========                   ========                   ========
NET INTEREST INCOME.....            $ 5,346                     $5,166                     $4,653
                                    =======                     ======                     ======
NET INTEREST SPREAD.....                      3.20%                      3.46%                      3.62%
                                              ====                       ====                       ====
NET INTEREST MARGIN.....                      4.12%                      4.38%                      4.46%
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

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                  Year Ended                       Year Ended                      Year Ended
                               December 31, 1998                December 31, 1997              December 31, 1996
                                 Compared with                    Compared with                  Compared with
                               December 31, 1997                December 31, 1996              December 31, 1995
                          Increase (Decrease) Due To       Increase (Decrease) Due To      Increase (Decrease) Due To
                          ------------------------------   -----------------------------  ------------------------------
                           Volume      Rate      Total      Volume     Rate      Total     Volume      Rate      Total
                          ---------  ---------  --------   ---------  -------  ---------  ---------  --------  ---------
                                                         (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Loans.................   $    457  $     (61) $    396   $     717  $   (55) $     662  $     727  $     18  $     745
  Investment securities
   taxable--AFS.........        325       (197)      128         537       (7)       530        294       113        407
  Investment securities
   taxable--HTM.........          3          8        11        (122)      22       (100)       (29)      (30)       (59)
  Securities purchased
   under agreements to
   resell, and other....         66         (6)       60           6        4         10         50        (8)        42
                           --------  ---------  --------   ---------  -------  ---------  ---------  --------  ---------
TOTAL INTEREST-EARNING
 ASSETS.................   $    851  $    (256) $    595   $   1,138  $   (36) $   1,102  $   1,042  $     93  $   1,135
                           ========  =========  ========   =========  =======  =========  =========  ========  =========
INTEREST-BEARING
 LIABILITIES:
  Interest-bearing
   demand and NOW
   deposits.............   $      4  $      (1) $      3   $      14  $   --   $      14  $      (2) $     (4) $      (6)
  Savings deposits......        (19)       --        (19)        (40)      (8)       (48)       (78)        9        (69)
  Money market deposits.         (5)       --         (5)         (4)     --          (4)       (12)       (3)       (15)
  Time deposits.........        275        (48)      227         197      (40)       157        594      (166)       428
  Securities sold under
   agreements to
   repurchase...........        135        (70)       65         459        3        462        185       --         185
  Federal Home Loan Bank
   advances.............        161        --        161         --       --         --         --        --         --
  Senior debenture......          4        (21)      (17)          5        3          8          7        15         22
                           --------  ---------  --------   ---------  -------  ---------  ---------  --------  ---------
TOTAL INTEREST-BEARING
 LIABILITIES............   $    555  $    (140) $    415   $     631  $   (42) $     589  $     694  $   (149) $     545
                           ========  =========  ========   =========  =======  =========  =========  ========  =========
NET CHANGE IN NET
 INTEREST INCOME........   $    296  $    (116) $    180   $     507  $     6  $     513  $     348  $    242  $     590
                           ========  =========  ========   =========  =======  =========  =========  ========  =========

 Provision for Loan Losses

  The provision for loan losses was $250,000 in 1998 and 1997. At December 31, 1998 and 1997, the Company's recorded investment in impaired loans was $1,571,661 and $1,394,092, respectively, of which $853,221 and $884,121, respectively, was determined to require a valuation allowance of $235,473 and $237,030. The Company's ratio of net loan charge-offs to average loans decreased to .22% from .34%. At

December 31, 1998, there were no nonperforming loans. Loans 30-89 days delinquent decreased to $161,456 from $490,437 at the end of 1998 and 1997, respectively. At December 31, 1998 and 1997, the allowance for loan losses to total loans was 1.53% and 1.64%, respectively.

 Noninterest Income

  The following table identifies the major sources of noninterest income.

                                                              Years Ended
                                                             December 31,
                                                        -----------------------
                                                         1998    1997    1996
                                                        ------- ------- -------
                                                        (Dollars in Thousands)
   Service charges and fees on deposit accounts........ $   279 $   317 $   307
   Safe deposit box rental.............................      25      25      26
   Other service fees..................................      35      32      37
   Gain on sale of securities..........................     --      --       56
   Gain on sale of loans...............................     166      46      69
   Loan servicing fees.................................      41      33      21
   ATM surcharge fees..................................      50     --      --
   Other...............................................      20      12      20
                                                        ------- ------- -------
                                                        $   616 $   465 $   536
                                                        ======= ======= =======

  Noninterest income increased $150,608 or 32.4% to $616,005 in 1998 from $465,397 in 1997. This increase was the result of the recognition of $165,620 in gains on SBA loan sales, an increase of nearly $120,000 over 1997. During 1998, the Company originated for sale $3,368,807 of guaranteed portion SBA loans at a gain on sale of $261,424 ($95,803 has been deferred into the 1st quarter of 1999). These originations compare to $1,386,340 in 1997. As a result of this SBA activity, the Company's servicing fee income increased $8,301 to $40,805. The other contributor was the result of the imposition of ATM surcharge fees in 1998 which contributed $50,317 to noninterest income.

 Noninterest Expense

  The following table identifies the major components of noninterest expense for the respective periods presented:

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1998     1997     1996
                                                     -------- -------- --------
                                                       (Dollars in Thousands)
   Salaries and employee benefits................... $  1,896 $  1,802 $  1,654
   Occupancy expense................................      393      375      364
   Equipment expense................................      270      219      200
   OREO (gains) losses, write-downs, and carrying
    costs, net......................................       42       22       68
   Other operating expenses:
     FDIC insurance premium.........................       12       11        2
     Computer service fees..........................      199      193      162
     Regulatory examination fees....................        5        5        5
     Legal and professional fees....................      136      158      131
     Directors' fees................................       70       60       64
     Postage........................................       47       45       48
     Advertising....................................       75       62      100
     Office supplies, forms, stationery, printing,
      etc...........................................       76       99      103
     Miscellaneous..................................      247      290      276
                                                     -------- -------- --------
                                                     $  3,468 $  3,341 $  3,177
                                                     ======== ======== ========

  Total overhead spending for the Company increased 3.8% to $3,468,231 in 1998 from $3,341,269 in 1997. During 1998 the Company's efficiency ratio improved to 58.17% from 59.33% in 1997. Essentially, it cost the Company $.5817 to generate $1.00 of revenue.

  Gross salaries and wages increased $141,597 or 8.9%. This increase was primarily attributable to across the board pay increases and a full year of staffing at the North Kingstown branch. Benefits decreased $13,485 with the greatest savings coming from the fully funded pension plan of $41,160. Health insurance expense increased $12,095 or 18%. As a result of increased loan production, the deferral of salary cost, under SFAS No. 91, increased $34,240 to $196,035 in 1998. This increase in cost deferral helped lower the total increase in salaries and benefits of $93,877 or 5.2% to $1,895,538.

  Occupancy costs increased $17,895, or 4.8% to $393,189 in 1998. This increase was solely the result of a full year's occupancy at the North Kingstown branch. Specifically, depreciation of leasehold improvements and rent increased $22,242.

  Equipment expense increased $51,516, or 23.5% to $270,283 during 1998. Equipment maintenance increased $10,661, while equipment depreciation increased $44,767. Both of these increases were the direct result of a full year's cost associated with the technology upgrades of 1997.

  The cost to carry and dispose of OREO increased $19,465 in 1998 to $41,593. Despite a smaller OREO portfolio, disposal costs increased the Company's loss on OREO sales by $23,683 during the year.

  Other operating expenses decreased $62,373 during 1998 or 8.7% to $656,527 from $718,900. Advertising and Directors' fees were up $13,181 and $10,241 respectively, while legal and professional, office supplies, printing and forms and the deposit tax were down $21,259, $14,398, $12,008 and $43,497, respectively. Spending control and the elimination of the State deposit tax accounted for these overhead reductions.

 Income Taxes

  Income tax expense amounted to $793,993 in 1998, or an effective tax rate of 35.4%. The effective rate in 1997 was 35.7%. The Company's combined federal and state (net of federal benefit) statutory income tax rate was 39.94% in 1998 and 1997. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income, interest income on U.S. Treasury obligations and certain government agency debt securities in 1998 and 1997. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.

Financial Condition

 Total Assets

  The Company's total assets increased $14.6 million, or 11.5%, from $127.3 million at December 31, 1997, to $141.9 million at December 31, 1998. The increase in total assets primarily occurred within the Company's loan portfolio which increased $8.6 million. The remainder of the increase took place within investment securities which increased $7.8 million. The primary funding sources for the rise in total assets were: (i) $5.1 million increase in total deposits; (ii) nearly $1.1 million in net income, less dividends paid; (iii) $2.2 million increase in securities sold under agreements to repurchase; and (iv) $6.2 million increase in Federal Home Loan Bank advances.

 Investment Securities

  The Company's total investment securities portfolio increased $7.8 million to $46.8 million at December 31, 1998, from $39.0 million at December 31, 1997.

  At December 31, 1998, securities which were classified as held-to-maturity were carried at an amortized cost of $13,733,393, with a fair value of $13,673,673. Securities classified as available-for-sale were carried at a fair value of $33,087,290, with an amortized cost of $32,969,558. At December 31, 1998, government agency debt securities and collateralized mortgage obligations were classified as held-to-maturity which is consistent with the Company's intent and ability. The available-for-sale segment of investment securities was comprised of U.S. Treasury securities, government agency discount notes, mortgage-backed securities, and marketable equity securities.

  The securities in which the Company may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Company has an internal investment policy which restricts investments to: (i) United States treasury securities; (ii) obligations of United States government agencies and corporations; (iii) collateralized mortgage obligations, including securities issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA), and the Federal Home Loan Mortgage Corporation (FHLMC); (iv) securities of states and political subdivisions; (v) corporate debt, all of which must be considered investment grade by a recognized rating service; and (vi) corporate stock. In addition to achieving a rate of return which is consistent with the overall risk profile of the investment portfolio, the Company views the principal purpose of its investment securities as a ready source of liquidity and as a management tool against interest rate risk embedded within the Company's balance sheet. Generally, the Company invests in fixed rate government and agency obligations with a maturity not to exceed three years. Single index floating rate or step-up securities generally have final maturities which do not exceed five years at time of purchase. Consequently, the Company's exposure to significant market swings is somewhat controlled. At December 31, 1998, the Company's investment securities had net unrealized gains of $58,012 as compared to net unrealized gains of $189,910 at December 31, 1997.

 Loans

  Total loans, net of unearned discount, amounted to $86.3 million at December 31, 1998, up $8.6 million, or 11.1%, from $77.7 million at the end of 1997. The increase in total loans was predominately in the commercial and commercial real estate portfolio, which grew $13.0 million, while residential real estate, home equity lines of credit and consumer loans declined $4.4 million. At December 31, 1998, total loans represented 60.8% of total assets and 82.7% of total deposits compared to 61.0% and 78.2%, respectively, at the end of 1997.

                                             At December 31,
                             -----------------------------------------------
                                  1998            1997            1996
                             --------------- --------------- ---------------
                             Amount  Percent Amount  Percent Amount  Percent
                             ------- ------- ------- ------- ------- -------
                                         (Dollars in Thousands)
   Commercial..............  $14,763   17.1% $ 6,418    8.3% $ 5,075    7.0%
   Commercial real estate..   50,646   58.7   45,977   59.2   40,226   55.4
   Residential real
    estate.................   16,417   19.0   21,464   27.6   22,978   31.6
   Home equity lines of
    credit.................    3,489    4.0    2,839    3.7    3,088    4.3
   Consumer................    1,047    1.2    1,057    1.2    1,236    1.7
                             -------  -----  -------  -----  -------  -----
                              86,362          77,755          72,603
   Unearned discount.......       66              75              67
                             -------         -------         -------
                              86,296  100.0%  77,680  100.0%  72,536  100.0%
                                      =====           =====           =====
   Allowance for loan
    losses.................    1,287           1,597           1,942
                             -------         -------         -------
   Net loans...............  $85,009         $76,083         $70,594
                             =======         =======         =======

  In 1998, the Company encountered solid loan demand from small businesses. The Company believes a primary reason for this demand was the desire of small business borrowers to seek banking relationships with banks which were responsive to their needs, and the success of the Company in meeting those needs. The increase in commercial and commercial real estate loans reflected the Company's emphasis on: (i) small business lending; (ii) obtaining loan guarantees from the SBA; and (iii) cash-flow analysis and an overall assessment of the borrower's financial strength and ability to repay with a secondary view towards collateral values.

  The Bank offers a full range of consumer lending products including residential mortgages and home equity lines of credit, new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from mortgage and consumer finance companies.

 Nonperforming Assets

  Nonperforming assets include nonperforming loans and other real estate owned
(OREO). The nonperforming loans category includes loans on which the accrual of interest is discontinued when the collectibility of principal or interest is in doubt, or when payments of principal or interest have become 90 days past due and have arrearages that have not been eliminated. In certain instances, nonperforming loans may also include loans that have become 90 days past due but remain on accrual status because the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings. In addition to the preceding two categories, the Company may, under appropriate circumstances, restructure loans as a concession to a borrower. At December 31, 1998, 1997 and 1996, no troubled debt restructurings were included in the Company's loan portfolio.

  The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the loans and allowance for loan losses acquired in the Chariho-Exeter Credit Union acquisition.

                                                           December 31,
                                                      ------------------------
                                                       1998    1997     1996
                                                      ------- ------- --------
                                                      (Dollars in Thousands)
   Loans past due 90 days or more but not included
    in nonaccrual loans.............................  $  --   $  --   $    --
   Nonaccrual loans.................................     --       17       428
                                                      ------  ------  --------
   Total nonperforming loans........................     --       17       428
   Other real estate owned..........................     513     782       676
                                                      ------  ------  --------
   Total nonperforming assets.......................  $  513  $  799  $  1,104
                                                      ======  ======  ========
   Delinquent loans 30-89 days past due.............  $  161  $  490  $    196
                                                      ======  ======  ========
   Nonperforming loans as a percent of gross loans..      NM    0.02%     0.64%
   Nonperforming assets as a percent of total
    assets..........................................    0.36%   0.65%     0.95%
   Delinquent loans 30-89 days past due as a percent
    of gross loans..................................    0.19%   0.67%     0.29%

 Allowance for Loan Losses

  The allowance for loan losses is established through provisions charged against income. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amounts required to meet estimated charge-offs in the loan portfolio after weighing various factors. Among the factors are: (i) the risk characteristics of the loan portfolio generally; (ii) the quality of specific loans; (iii) the level of non-accruing loans; (iv) current economic conditions; (v) trends in delinquencies and prior charge-offs; and (vi) the value of the underlying collateral. Ultimate loan losses may vary significantly from current estimates. The Company reviews nonperforming and performing loans to ascertain whether any impairment exists within the loan portfolio. The Company evaluates these problem loans and estimates the potential loss exposure when assessing the adequacy of the allowance for loan losses. Because the allowance for loan losses is based on various estimates and includes a high degree of judgment, subsequent changes in general economic conditions and the economic prospects of the borrowers may require changes in those estimates.

  The Bank has an informal loan peer review function and a loan loss review committee. The loan peer review committee, which meets monthly, is an informal committee comprised of the Bank's chief executive officer and other loan officers. Every loan of $250,000 or more or a total relationship of $500,000 or more is scheduled to be reviewed annually by the loan peer review committee. All loans that undergo loan peer review receive a numerical grade ranging from 1 to 6 based on a number of criteria, including the financial strength of the borrower as determined, in part, by such borrower's liquidity, debt service coverage and historical performance. Any loan rated 4 or worse will automatically be placed on a "watchlist." Certain 3 rated loans for which the committee has identified potential problems may also be placed on the watchlist. The loans on the watchlist are reviewed monthly by the Bank's Credit Committee in order to determine what actions should be taken with respect to such loans, whether any loans should be added or deleted from the watchlist, and to make estimates regarding loan loss exposure to the loan loss review committee. The loan loss review committee, comprised of the Bank's chief executive officer, chief financial officer and all other loan officers, reviews loans on the watchlist on a quarterly basis in order to establish specific loan loss reserve levels.

  In addition to assessing loss exposure for all loans included on the watchlist, the loan loss review committee also applies a three year moving weighted average, by category, of net charge-offs to each loan type (exclusive of watchlist loans which are specifically reviewed). Finally, the loan loss review committee will take into consideration the above mentioned conditions, the effects of which are not directly measured in determining the historical charge-off and specific allowances. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem loans or loan portfolio types.

  The following table is an analysis of the Allowance for Loan Losses over the last three years. This table excludes the acquired loans and related allowance.

                                                      Years Ended December
                                                               31,
                                                     -------------------------
                                                      1998     1997     1996
                                                     -------  -------  -------
                                                     (Dollars in Thousands)
AVERAGE LOANS OUTSTANDING........................... $77,302  $70,854  $62,846
                                                     =======  =======  =======
ALLOWANCE FOR LOAN LOSSES AT BEGINNING OF YEAR...... $ 1,208  $ 1,200  $   862
CHARGED-OFF LOANS:
  Commercial........................................      12      --         8
  Commercial Real Estate:
    Non-owner occupied 1-4 family...................     --       --        18
    Non-owner occupied multi-family.................     128      --        30
    Commercial......................................      27       25      --
  Residential Real Estate:
    Owner occupied 1-4 family.......................     --        46       22
    Non-owner occupied 1-4 family...................       7      111       36
  Home Equity Lines of Credit.......................     --        74      --
  Consumer..........................................      10       11       23
                                                     -------  -------  -------
    Total charged-off loans.........................     184      267      137
                                                     -------  -------  -------
RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
  Commercial........................................       1      --         5
  Commercial Real Estate:
    Non-owner occupied 1-4 family...................     --       --       --
    Non-owner occupied multi-family.................     --       --       --
    Commercial......................................     --       --         3
  Residential Real Estate:
    Owner occupied 1-4 family.......................     --         8      --
    Non-owner occupied 1-4 family...................     --       --       --
  Home Equity Lines of Credit.......................     --       --       --
  Consumer..........................................      12       17       12
                                                     -------  -------  -------
    Total recoveries................................      13       25       20
                                                     -------  -------  -------
NET LOANS CHARGED-OFF...............................     171      242      117
PROVISION FOR LOAN LOSSES...........................     250      250      455
                                                     -------  -------  -------
ALLOWANCE FOR LOAN LOSSES AT END OF YEAR............ $ 1,287  $ 1,208  $ 1,200
                                                     =======  =======  =======
Net loans charged-off to average loans..............    0.22%    0.34%    0.19%
Allowance for loan losses to gross loans at end of
 year...............................................    1.53     1.64     1.78
Allowance for loan losses to nonperforming loans....      NM  7332.94   280.35
Net loans charged-off to allowance for loan losses
 at beginning of year...............................   14.16    20.17    13.57
Recoveries to charge-offs...........................    7.07     9.36    14.60

  The following table summarizes the gross activity in OREO during the periods indicated:

                                                   Years Ended December 31,
                                                   ---------------------------
                                                    1998     1997      1996
                                                   -------- -------- ---------
                                                    (Dollars in Thousands)
   Balance at beginning of year................... $   782  $   676  $   1,470
   Property acquired..............................     245      461        183
   Sales and other adjustments....................    (514)    (355)      (927)
   Write-downs (charged to operations)............     --       --         (50)
                                                   -------  -------  ---------
   Balance at end of year......................... $   513  $   782  $     676
                                                   =======  =======  =========

  The balance of OREO at December 31, 1998
  consisted of:
     Land development............................. $   219
     1-4 Family residential real estate...........     100
     Multi-Family (5 or more) residential
      properties..................................     --
     Commercial real estate.......................     194
                                                   -------
                                                   $   513
                                                   =======

 Deposits and Borrowings

  The Company devotes considerable time and resources to gathering deposits through its retail branch network system. Total deposits increased $5.1 million, or 5.1%, to $104.4 million at December 31, 1998, from $99.3 million at the end of 1997. Total demand deposits increased $2.5 million, while savings and money market accounts decreased $1.4 million. The preponderance of deposit growth occurred within time deposits which increased $4.0 million. Of this increase, one month to twenty-four month time deposits grew $5.7 million while the Company's eighteen and thirty-six month variable rate certificates of deposit decreased $2.4 million. The Company's depositors, concerned that interest rates would decline in the near-term, shifted their deposits from the longer term variable deposit product to the shorter term fixed rate deposit product.

  Along with its deposit gathering efforts, the Company relied on borrowing from securities sold under agreements to repurchase (reverse repo) to leverage its capital. At December 31, 1998, securities sold under agreements to repurchase amounted to $12.3 million, compared to $10.1 million at December 31, 1997.

  During 1998, the Bank expanded its use of wholesale funding sources and took down advances for the first time from the Federal Home Loan Bank of Boston
(FHLB). The purpose of these borrowings was to match the funding for selected loans as well as refinance a maturing reverse repo at more favorable terms. At December 31, 1998, advances from the FHLB amounted to $6.2 million.

 Asset/Liability Management

  The principal objective of the Company's asset and liability management is to minimize interest rate risk on net interest income and stockholders' equity. This objective is accomplished by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/Liability Management Committee which includes members of the Company's senior management and two members of the Company's Board of Directors. The Asset/Liability Management Committee is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the Company's sources, uses and pricing of funds.

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

  There are a number of relevant time periods in which to measure the Company's gap position, such as at the three, six, and twelve month points and beyond in the maturity schedule. Management tends to focus most closely on the gap up to the one year point in making its principal funding and investing decisions.

  The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1998:

                          Within   Over Three  Over One  Over Five
                           Three   to Twelve   Year to   Years to  Over Ten
                          Months     Months   Five Years Ten Years  Years     Total
                          -------  ---------- ---------- --------- --------  --------
                                           (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Securities purchased
   under agreements to
   resell, and other....  $ 2,724   $    --    $   --     $   --   $   --    $  2,724
  Investment securities.   11,492      6,942    20,020      8,366      --      46,820
  Loans.................   26,442     11,696    38,989      9,526      --      86,653
                          -------   --------   -------    -------  -------   --------
Total interest-earning
 assets.................   40,658     18,638    59,009     17,892             136,197
INTEREST-BEARING
 LIABILITIES:
  Money Market accounts.      249        724       472        --       --       1,445
  Savings deposits and
   NOW accounts.........    1,687      5,214    13,594        --       --      20,495
  Time deposits.........   27,728     28,785    10,175        --       --      66,688
  Securities sold under
   agreements to
   repurchase...........    4,600      2,500     5,156        --       --      12,256
  Federal Home Loan Bank
   advances.............      100        300     4,102      1,702      --       6,204
  Senior debenture......      --       2,971       --         --       --       2,971
                          -------   --------   -------    -------  -------   --------
Total interest-bearing
 liabilities............   34,364     40,494    33,499      1,702      --     110,059
                          -------   --------   -------    -------  -------   --------
NET INTEREST SENSITIVITY
 GAP....................  $ 6,294   $(21,856)  $25,510    $16,190      --    $ 26,138
                          =======   ========   =======    =======  =======   ========
CUMULATIVE GAP..........  $ 6,294   $(15,562)  $ 9,948    $26,138  $26,138   $ 26,138
                          =======   ========   =======    =======  =======   ========
NET INTEREST SENSITIVITY
 GAP AS A PERCENT OF
 TOTAL ASSETS...........      4.4%    (15.4)%     18.0%      11.4%     --        18.4%
                          =======   ========   =======    =======  =======   ========
CUMULATIVE GAP AS A
 PERCENT OF TOTAL
 ASSETS.................      4.4%    (11.0)%      7.0%      18.4%    18.4%      18.4%
                          =======   ========   =======    =======  =======   ========

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

  By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At December 31, 1998, the Company's earnings-at-risk under a ^200 basis point interest rate shock test measured a negative 4.3% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 10.1% of market value of equity at December 31, 1998. At December 31, 1998, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

 Liquidity

  Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers and to earning enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loan repayments, securities sold under agreement to repurchase, FHLB advances, maturity of investment securities and sales of securities from the available-for-sale portfolio. These sources fund the Bank's lending and investment activities.

  At December 31, 1998, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $19.5 million, or 13.8% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term borrowings of nearly $40.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At December 31, 1998, the Company held state and municipal demand deposits of $1.1 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

  The Company is cognizant of the special liquidity demands posed by the Year 2000 issue. Liquidity plans are being developed to ensure adequate liquidity on hand and available should abnormal demands result from the Year 2000 issue. Refer to the discussion below regarding Year 2000 compliance.

 Capital Resources

  Total stockholders' equity of the Company at December 31, 1998 was $14.8 million, as compared to $13.7 million at December 31, 1997. The increase of $1.1 million primarily resulted from $1.4 million in net income, less dividends declared.

  The Bank is subject to the leverage and risk-based capital ratio requirements of the FDIC. The Bank is deemed to be "well capitalized" by the FDIC and is classified as such for FDIC insurance-assessment purposes. At December 31, 1998, the Bank's Leverage Capital Ratio was 10.31%, as compared to 10.43% at December 31, 1997. The FDIC's minimum Leverage Capital Ratio for "adequately capitalized" financial institutions is 3%, although this minimum leverage ratio applies only to certain of the most highly-rated banks. Other institutions are subject to higher requirements.

  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I Risk-Based Capital Ratio of 16.61% and a Total Risk-Based Capital Ratio of 17.87% at December 31, 1998, as compared to a Tier I Risk-Based Capital Ratio of 16.52% and a Total Risk-Based Capital Ratio of 17.78% at December 31, 1997. The minimum risk-based Tier I and Total Capital Ratios at each of these dates were 4.0% and 8.0%, respectively.

  The capital structure of the Company is subject to the capital ratio requirements of the Federal Reserve Bank, which happens to be the same requirements which FDIC imposes on the Bank.

  At December 31, 1998, the Company's Leverage Capital Ratio was 10.56%, as compared to 10.77% at December 31, 1997. The Company's Tier I Risk-Based Capital Ratio was 17.24% and its Total Risk-Based Capital Ratio was 18.49% at December 31, 1998, and 17.50% and 18.76%, respectively, at December 31, 1997.

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

  The Company's Board of Directors plays a very active role in the Year 2000 compliance effort. The Board has approved the Year 2000 Plan and receives monthly status reports from members of the project team. The FDIC has also played a very active role and has visited the Company on two occasions to examine the Company's progress.

  In confronting the Year 2000 problem, the Company faces potential risks to its and the Bank's operations. As stated above, the Company purchases substantially all of its software from third parties who face the same Year 2000 challenge as the Company. In addition, the Company relies almost exclusively on other companies for the functioning of its automated system. Thus, the Company's operations could be adversely affected if the operations of these third parties are adversely affected by the Year 2000 problem. Most importantly, the Company faces risks that all banking institutions, whether large or small, also face. Included among these risks is the risk that the Year 2000 date change may result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if those commercial loan customers of the Bank whose operations depend heavily on computers and computer software experience Year 2000 compliance problems and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. This could force the Bank to increase its provision for loan losses or take more aggressive collection actions, potentially impacting the Company's earnings. Furthermore, the Bank faces the risk that in light of potential uncertainty as to the availability of their funds after the date change and a decrease in interest rates, the Bank's deposit customers could withdraw their funds, causing the Bank to experience deposit run-off prior to the Year 2000 date change. This potential deposit contraction could make it necessary for the Company to change its sources of funding which could materially affect the Company's earnings. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000, or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems. Finally, to the extent that certain utility and communication services utilized by the Company face Year 2000 problems, the Company's operations could be disrupted.

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

Comparison of 1997 with 1996

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

 Net Interest Income

  In 1997, net interest income rose $512,548, or 11.0% to $5,165,806 from $4,653,258 in 1996. The primary reason for this increase was due to an increase in average interest-earning assets of $13.7 million, or 13.2%, offset somewhat by a 16 basis point decrease in average net interest spread to 3.46% in 1997, as compared to 3.62% in 1996. The increase in average interest-earning assets was funded largely from the net proceeds of the public offering, deposit growth and other borrowings. Increases in average stockholders' equity and an increase in average noninterest-bearing deposits, accounted for a decrease in average net interest margin of only 8 basis points to 4.38% in 1997 as compared to the 16 basis point decrease in net interest spread.

  Interest income totaled $9,969,127 in 1997, an increase of $1,101,644, or 12.4% over the prior year. The $13.7 million increase in average interest-earning assets was primarily responsible for the improvement in interest income. During 1997, loan demand was solid. Nonetheless, the composition of loans to average interest-earning assets decreased to 64.2% during 1997, from 65.6% during 1996. This decrease was primarily the result of the purchase of nearly $10.5 million in mortgage-backed securities in the latter part of 1996. These securities which were placed in the Company's available-for-sale investment portfolio, produced yields which were lower than the blended yield on average interest-earning assets. Consequently, despite a relatively stable interest rate environment, the slight change in the mix of average interest-earning assets accounted for a 6 basis point reduction in average earning asset yield to 8.45% in 1997 from 8.51% in 1996.

  Interest expense amounted to $4,803,321 in 1997, an increase of $589,096, or 14.0% over the $4,214,225 reported in 1996. This increase was largely attributable to a $10.1 million increase in average interest-bearing liabilities and a 10 basis point increase in cost of funds to 4.99% during 1997, from 4.89% during 1996. Of the increase in average interest-bearing liabilities, average time deposits increased $3.5 million and average securities sold under agreements to repurchase increased $7.5 million. Lower cost NOW, savings and money market deposits decreased $1.0 million. The increase in securities sold under agreements to repurchase was used to fund the purchase of the mortgage-backed securities. Despite the gathering of new deposits and the shifting of existing deposits into higher cost time deposits, the Company's cost of funds would have remained flat at 4.85% in both 1997 and 1996 were it not for the increase in volume and rate of the securities sold under agreements to repurchase.

 Provision for Loan Losses

  The provision for loan losses was $250,000 in 1997, compared to $455,000 in 1996. The $205,000 reduction in the provision for loan losses was strictly a function of asset quality. As compared to year-end 1996, the Company's watch list loans decreased to $2.5 million from $3.2 million; impaired loans decreased to $1.4 million from $1.7 million; and impaired loans requiring a specific reserve decreased to $.9 million from $1.4 million with a decrease in the specific reserve for impaired loans to $237,000 from $376,000. The aggressive approach to loan charge-offs during the year drove up the ratio of net loan charge-offs to average loans to .34% from .19%, but also assisted in reducing nonaccrual loans at year end to just $16,477 or 0.02% to total loans. The increase in 30-89 days delinquent loans to $490,437, from $195,841 at the end of 1996 was more a reflection of an abnormally low level of delinquencies at the end of 1996 than a deterioration of asset quality in 1997.

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

  Service charges and fees on deposit accounts increased $10,000, or 3.4%, to $317,000 primarily as a result of more stringent imposition of fees and growth in the Company's total deposits. The gain on sale of the guaranteed portion of SBA loans decreased $23,000 in 1997 largely due to the increased competition in this business market. Loan servicing fees increased $12,119 or 59.5%, to $32,504 primarily due to growth in the Company's loan servicing portfolio.

 Noninterest Expense

  Total noninterest expense in 1997 was $3,341,269 as compared to $3,177,282 in 1996, an increase of $163,987 or 5.2%. The largest expense items accounting for this increase were the $148,000 increase in salaries and employee benefits; the $30,000 increase in occupancy and equipment expense; the $31,000 increase in computer service fees and; the $27,000 increase in legal and professional fees. These increases were offset by a $46,000 decrease in OREO carrying and disposition costs and a $38,000 decrease in advertising.

  Salaries and benefits increased $148,000, or 8.9% in 1997. This increase reflected an increase in staffing levels associated with the June 1997 opening of the in-store branch in Wal-Mart in North Kingstown, Rhode Island. During 1997, the number of full time equivalent employees reached a high of 46 from 40 at the beginning of the year. Also, effective January 1, 1997, the Company adopted a matching savings incentive plan, also known as a 401(k) plan, which increased benefit costs by $32,000. During 1997, the Company undertook two major projects, namely, the opening of the North Kingstown branch, and an upgrade of its voice and data communications systems. These projects account for the $11,000 increase in occupancy expense through the incurrence of rental expense and the amortization of leasehold improvements. The upgrade in communication systems involved the purchase of state-of-the-art computer hardware and licensing of software applications. Depreciation charges associated with these capital expenditures accounted for the increase of $19,000 in equipment expense. The state-of-the-art processing capabilities and overall enhancement of information systems was primarily responsible for the $31,000 increase in computer service fees. 1997 represented the first full year in which the Company operated in a publicly-held and publicly-traded environment. In connection therewith, the Company incurred typical legal and professional fees related to this public environment. These fees included costs associated with preparation and production of public filings and shareholder reports; listing fees; annual meeting costs; transfer agent costs; and other similar costs. For this reason, legal and professional fees increased $27,000 in 1997. OREO carrying and disposition costs decreased $46,000 primarily due to the elimination of the need to write-down the property's carrying value in 1997, compared to a $50,000 write-down in 1996, along with a decrease in the foreclosed property portfolio from an average of $1,077,000 during 1996 to an average of $717,000 during 1997. Other increases or decreases in general and administrative expenses, including advertising, were largely due to the Company's increased item processing, greater efficiency and productivity, and decisions to increase or curtail discretionary programs, projects and spending.

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

  Refer to "Asset/Liability Management" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of First Financial Corp.:

  We have audited the accompanying consolidated balance sheets of First Financial Corp. (a Rhode Island corporation) and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corp. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
January 12, 1999

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      -------------------------
                                                          1998         1997
                                                      ------------ ------------
                       ASSETS
CASH AND DUE FROM BANKS.............................. $  2,342,782 $  2,837,014
                                                      ------------ ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL......    2,723,488    3,878,000
                                                      ------------ ------------
LOANS HELD FOR SALE..................................      357,493      380,000
                                                      ------------ ------------
INVESTMENT SECURITIES (Notes 1 and 3):
  Held-to-maturity (fair value: $13,673,673 in 1998
   and $12,462,016 in 1997)..........................   13,733,393   12,467,740
  Available-for-sale (amortized cost: $32,969,558 in
   1998 and $26,403,000 in 1997).....................   33,087,290   26,598,634
                                                      ------------ ------------
  Total investment securities........................   46,820,683   39,066,374
                                                      ------------ ------------
FEDERAL HOME LOAN BANK STOCK.........................      447,700      447,700
                                                      ------------ ------------
LOANS (Notes 1, 8 and 10):
  Commercial.........................................   14,762,537    6,418,373
  Commercial real estate.............................   50,646,390   45,976,986
  Residential real estate............................   16,417,012   21,464,343
  Home equity lines of credit........................    3,489,029    2,838,377
  Consumer...........................................    1,047,141    1,056,791
                                                      ------------ ------------
                                                        86,362,109   77,754,870
  Less--Unearned discount............................       66,264       75,107
  Allowance for loan losses (Notes 4 and 13).........    1,287,058    1,596,613
                                                      ------------ ------------
  Net loans..........................................   85,008,787   76,083,150
                                                      ------------ ------------
OTHER REAL ESTATE OWNED (Note 1).....................      513,127      782,190
                                                      ------------ ------------
PREMISES AND EQUIPMENT, net (Notes 5 and 8)..........    2,416,790    2,458,550
                                                      ------------ ------------
OTHER ASSETS.........................................    1,288,080    1,376,889
                                                      ------------ ------------
TOTAL ASSETS......................................... $141,918,930 $127,309,867
                                                      ============ ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  Demand............................................. $ 15,743,185 $ 13,198,956
  Savings and money market accounts..................   21,940,330   23,371,357
  Time deposits (Note 6).............................   66,688,413   62,719,558
                                                      ------------ ------------
  Total deposits.....................................  104,371,928   99,289,871
                                                      ------------ ------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note
 7)..................................................   12,255,880   10,105,000
                                                      ------------ ------------
FEDERAL HOME LOAN BANK ADVANCES (Note 7).............    6,204,077          --
                                                      ------------ ------------
ACCRUED EXPENSES AND OTHER LIABILITIES...............    1,302,316    1,255,823
                                                      ------------ ------------
SENIOR DEBENTURE, net of unamortized discount of
 $2,134 in 1998 and $53,460 in 1997 (Note 13)........    2,971,487    2,946,540
                                                      ------------ ------------
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY (Notes 2, 3, 12 and 16):
  Common Stock, $1 par value; Authorized--5,000,000
   shares; Issued--1,328,041 shares..................    1,328,041    1,328,041
  Surplus............................................    4,431,380    4,431,380
  Retained earnings..................................    9,130,143    7,982,792
  Accumulated other comprehensive income.............       70,638      117,380
                                                      ------------ ------------
                                                        14,960,202   13,859,593
  Less--Treasury stock, at cost, 66,800 shares.......      146,960      146,960
                                                      ------------ ------------
  Total stockholders' equity.........................   14,813,242   13,712,633
                                                      ------------ ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........... $141,918,930 $127,309,867
                                                      ============ ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1998, 1997 and 1996

                                                  Years Ended December 31,
                                              ---------------------------------
                                                 1998        1997       1996
                                              ----------- ---------- ----------
INTEREST INCOME:
  Interest and fees on loans (Note 1)........ $ 7,796,758 $7,400,873 $6,738,492
  Interest and dividends on investment
   securities--
    U.S. Government and agency obligations...   1,882,529  1,532,872  1,558,517
    Collateralized mortgage obligations......      52,398     91,684    134,144
    Mortgage-backed securities...............     537,544    727,637    243,994
    Marketable equity securities and other...      74,360     40,838     19,503
  Interest on cash equivalents (Note 1)......     220,494    175,223    172,833
                                              ----------- ---------- ----------
    Total interest income....................  10,564,083  9,969,127  8,867,483
INTEREST EXPENSE:
  Interest on deposits.......................   4,091,958  3,886,454  3,766,620
  Interest on reverse repurchase agreements..     712,217    646,622    185,291
  Interest on advances.......................     160,865        --         --
  Interest on debenture (Note 13)............     252,776    270,245    262,314
                                              ----------- ---------- ----------
    Total interest expense...................   5,217,816  4,803,321  4,214,225
                                              ----------- ---------- ----------
    Net interest income......................   5,346,267  5,165,806  4,653,258
PROVISION FOR LOAN LOSSES (Note 1)...........     250,000    250,000    455,000
                                              ----------- ---------- ----------
    Net interest income after provision for
     loan losses.............................   5,096,267  4,915,806  4,198,258
                                              ----------- ---------- ----------
NONINTEREST INCOME:
  Service charges on deposits................     279,185    317,176    307,060
  Gain on sale of securities.................         --         --      56,105
  Gain on loan sales.........................     165,620     46,410     69,402
  Other......................................     171,200    101,811    103,716
                                              ----------- ---------- ----------
    Total noninterest income.................     616,005    465,397    536,283
                                              ----------- ---------- ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits (Note 11)...   1,895,538  1,801,661  1,653,929
  Occupancy expense..........................     393,189    375,294    364,414
  Equipment expense..........................     270,283    218,767    200,498
  Other real estate owned net losses and
   expenses..................................      41,593     22,128     67,658
  Computer services..........................     199,306    193,392    162,470
  Deposit insurance assessments..............      11,795     11,127      1,500
  Other operating expenses...................     656,527    718,900    726,813
                                              ----------- ---------- ----------
    Total noninterest expense................   3,468,231  3,341,269  3,177,282
                                              ----------- ---------- ----------
    Income before provision for income
      taxes..................................   2,244,041  2,039,934  1,557,259
PROVISION FOR INCOME TAXES (Note 9)..........     793,993    728,201    513,582
                                              ----------- ---------- ----------
NET INCOME................................... $ 1,450,048 $1,311,733 $1,043,677
                                              =========== ========== ==========
Earnings per share:
    Basic.................................... $      1.15 $     1.04 $     0.99
                                              =========== ========== ==========
    Diluted.................................. $      1.15 $     1.04 $     0.98
                                              =========== ========== ==========
Weighted average common shares outstanding...   1,261,241  1,261,241  1,049,609
Dilutive effect of common stock equivalents..         --         --      10,354
                                              ----------- ---------- ----------
Weighted average common and common stock
 equivalent shares outstanding...............   1,261,241  1,261,241  1,059,963
                                              =========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 1998, 1997 and 1996

                                                              Accumulated
                                                                 Other                    Total
                            Common                Retained   Comprehensive Treasury   Stockholders' Comprehensive
                            Stock     Surplus     Earnings      Income       Stock       Equity        Income
                          ---------- ----------  ----------  ------------- ---------  ------------- -------------
Balance, December 31,
 1995...................  $  750,000 $  500,000  $6,013,638     $74,911    $(146,960)  $ 7,191,589
Net income..............         --         --    1,043,677         --           --      1,043,677   $1,043,677
Other comprehensive
 income,net of tax:
 Unrealized holding
  gains.................         --         --          --          --           --            --        15,326
 Less: Reclassification
  adjustment for gains
  included in net
  income................         --         --          --          --           --            --       (56,105)
                                                                                                     ----------
 Other comprehensive
  income................         --         --          --      (40,779)         --        (40,779)     (40,779)
                                                                                                     ----------
Comprehensive income....                                                                             $1,002,898
                                                                                                     ==========
Dividends declared ($.12
 per share) ............         --         --     (134,007)        --           --       (134,007)
Exercise of stock
 options and related tax
 effect.................      28,041    (41,744)        --          --           --        (13,703)
Issuance of 550,000
 shares of common stock,
 net of offering costs
 (Note 2) ..............     550,000  3,973,124         --          --           --      4,523,124
                          ---------- ----------  ----------     -------    ---------   -----------
Balance, December 31,
 1996...................   1,328,041  4,431,380   6,923,308      34,132     (146,960)   12,569,901
Net income..............         --         --    1,311,733         --           --      1,311,733   $1,311,733
Other comprehensive
 income, net of tax:
 Unrealized holding
  gains.................         --         --          --       83,248          --         83,248       83,248
Comprehensive income....                                                                             $1,394,981
                                                                                                     ==========
Dividends declared ($.20
 per share) ............         --         --     (252,249)        --           --       (252,249)
                          ---------- ----------  ----------     -------    ---------   -----------
Balance, December 31,
 1997...................   1,328,041  4,431,380   7,982,792     117,380     (146,960)   13,712,633
Net income..............         --         --    1,450,048         --           --      1,450,048   $1,450,048
Other comprehensive
 income, net of tax:
 Unrealized holding
  losses....... ........         --         --          --      (46,742)         --        (46,742)     (46,742)
                                                                                                     ----------
Comprehensive income....                                                                             $1,403,306
                                                                                                     ==========
Dividends declared ($.24
 per share). ...........         --         --     (302,697)        --           --       (302,697)
                          ---------- ----------  ----------     -------    ---------   -----------
Balance, December 31,
 1998...................  $1,328,041 $4,431,380  $9,130,143     $70,638    $(146,960)  $14,813,242
                          ========== ==========  ==========     =======    =========   ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1998, 1997 and 1996

                                              Years Ended December 31,
                                       ----------------------------------------
                                           1998          1997          1996
                                       -------------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................  $   1,450,048  $ 1,311,733  $  1,043,677
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
    Provision for loan losses........        250,000      250,000       455,000
    Depreciation and amortization....        285,721      231,723       185,076
    Losses (gains) on other real
     estate owned....................         14,162       (9,522)       (6,681)
    Gain on sale of securities.......            --           --        (56,105)
    Gain on sales of loans...........       (165,620)     (46,410)      (69,402)
    Proceeds from sales of loans.....      3,630,231    1,209,421       890,652
    Loans originated for sale........     (3,346,300)  (1,386,340)     (981,250)
    Net increase in deferred loan
     fees............................          6,226       46,816        30,330
    Net accretion on investment
     securities held-to- maturity....         (5,203)     (10,730)      (40,619)
    Net accretion on investment
     securities available-for-sale...       (290,619)     (66,649)     (103,136)
    Net (decrease) increase in
     unearned discount...............         (8,843)       8,391       (21,425)
    Net decrease (increase) in other
     assets..........................         88,809       56,596      (314,535)
    Accretion of discount on
     debenture.......................        205,983      202,566       199,064
    Net (decrease) increase in
     accrued expenses and other
     liabilities.....................       (136,118)    (266,589)      457,584
                                       -------------  -----------  ------------
    Net cash provided by operating
     activities......................      1,978,477    1,531,006     1,668,230
                                       -------------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of
   investment securities held-to-
   maturity..........................     20,472,802   13,573,509    22,766,655
  Proceeds from sales and maturities
   of investment securities
   available-for-sale................    150,311,185   30,233,468    21,914,591
  Purchase of investment securities
   held-to-maturity..................    (21,733,252) (12,250,000)  (18,865,456)
  Purchase of investment securities
   available-for-sale................   (156,587,124) (28,215,380)  (38,099,980)
  Purchase of Federal Home Loan Bank
   stock.............................            --       (99,600)          --
  Net increase in loans..............     (9,418,020)  (6,258,403)   (8,368,347)
  Purchase of premises and
   equipment.........................       (243,961)  (1,044,993)      (13,463)
  Sales of other real estate owned...        499,901      366,955       984,416
                                       -------------  -----------  ------------
  Net cash used in investing
   activities........................    (16,698,469)  (3,694,444)  (19,681,584)
                                       -------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in demand
   accounts..........................      2,544,229    1,928,910    (1,213,387)
  Net (decrease) increase in savings
   and money market accounts.........     (1,431,027)     621,657    (1,442,281)
  Net increase in time deposits......      3,968,855    2,863,195     6,941,235
  Net increase (decrease) in reverse
   repurchase agreements.............      2,150,880     (673,000)   10,778,000
  Net increase in Federal Home Loan
   Bank advances.....................      6,204,077          --            --
  Net proceeds on issuance of common
   stock.............................            --           --      4,523,124
  Exercise of stock options, net of
   tax effect........................            --           --        (13,703)
  Dividends paid.....................       (365,762)    (227,023)      (96,170)
                                       -------------  -----------  ------------
  Net cash provided by financing
   activities........................     13,071,252    4,513,739    19,476,818
                                       -------------  -----------  ------------

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

              For the Years Ended December 31, 1998, 1997 and 1996

                                                 Years Ended December 31,
                                             ----------------------------------
                                                1998         1997       1996
                                             -----------  ---------- ----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS................................ $(1,648,744) $2,350,301 $1,463,464
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.......................................   6,715,014   4,364,713  2,901,249
                                             -----------  ---------- ----------
CASH AND CASH EQUIVALENTS, END OF YEAR...... $ 5,066,270  $6,715,014 $4,364,713
                                             ===========  ========== ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid............................. $ 5,211,783  $4,755,368 $3,834,580
                                             ===========  ========== ==========
  Income taxes paid......................... $ 1,083,250  $  787,242 $  327,250
                                             ===========  ========== ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
Transfer of loans to OREO................... $   245,000  $  461,002 $  183,032
                                             ===========  ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

 Principles of Consolidation

  The accompanying consolidated financial statements include the accounts of First Financial Corp. and its wholly-owned subsidiary First Bank and Trust Company (collectively, "Company"), after elimination of all intercompany transactions and balances. Certain reclassifications have been made to prior year balances to conform with the current year presentation.

 Cash and Cash Equivalents

  For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and securities purchased under agreements to resell, which represent short-term investments in government treasury and agency securities purchased from another institution.

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

  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the latter method. All loans on nonaccrual status are considered to be impaired. All adversely classified loans at December 31, 1998 and 1997 are also considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans are evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value less costs to dispose of such collateral and the carrying value of the loan.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


 Provision and Allowance for Loan Losses

  The balance of the allowance and the amount of the annual provision charged to expense are estimated amounts based on past loan loss experience, changes in the character and size of the loan portfolio, current and expected economic conditions, and other pertinent factors. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported as an expense in the periods in which they become known. The allowance is maintained at a level considered by management to be adequate in relation to the estimate of loss exposure in the loan portfolio. Losses are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely.

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

  Debt and equity securities with readily determinable fair values which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1998 and 1997, the Company had no securities classified as trading.

  Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and are carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' equity.

 Income Taxes

  The Company accounts for income taxes using the asset and liability method of accounting under which deferred taxes are recognized for the future tax consequences of the temporary differences between the financial statement and tax basis of assets and liabilities, using the enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. As changes in tax laws or rates are enacted, deferred assets and liabilities will be adjusted accordingly through the provision for income taxes.

 Premises and Equipment

  Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

  The following is a summary of the lives over which the Company computes depreciation and amortization:

   Buildings and Improvements....................................... 10-40 years
   Leasehold Improvements...........................................    10 years
   Furniture and Fixtures........................................... 10-20 years
   Equipment........................................................  5-10 years

  When property is retired or otherwise disposed of, the asset and accumulated depreciation and amortization are removed from the accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Costs of major additions and improvements are capitalized, and expenditures for maintenance and repairs are charged to operations as incurred.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


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

  The Company evaluates the recoverability of its carrying amounts of long-lived assets based on estimated cash flows to be generated by each of such assets as compared to the original estimates used in measuring such assets. To the extent impairment is identified, the Company would reduce the carrying value of such assets. To date the Company has not had any such impairments.

 Earnings Per Share

  The Company has implemented Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share," which is effective for fiscal periods ending after December 15, 1997. This standard requires presentation of both basic and diluted earnings per share on the face of the consolidated statements of income. Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding. Common stock equivalent shares represent the assumed exercise of outstanding stock options during 1996, net of shares assumed to be repurchased using the treasury stock method, if dilutive. Prior period amounts have been restated to conform to current year presentation.

 Comprehensive Income

  In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" which established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements displayed with the same prominence as other financial statements. SFAS No. 130 became effective for both interim and annual periods beginning after December 15, 1997, with retroactive application to prior periods presented. Comprehensive income, which consists of net income and changes in unrealized gains and losses on securities available-for-sale net of income taxes is disclosed in the consolidated statements of stockholders' equity and comprehensive income.

 Employee Benefit Plans

  In February 1998, the FASB issued SFAS No. 132 "Employer's Disclosure about Pensions and Other Postretirement Benefits"--an amendment to FASB Statements Nos. 87, 88 and 106. This statement revises

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

employer's disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans but standardizes the disclosure requirement. This statement suggests combined formats for presentation of pension and other postretirement benefit disclosure and requires restatement of disclosures for earlier periods. The adoption of SFAS No. 132 did not have a material effect on the Company's financial statements, but did affect the disclosure of employee benefits contained elsewhere herein (Note 11).

 Recent Pronouncements

  In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal-use software to be expensed as incurred until certain capitalization criteria are met. The Company will adopt SOP 98-1 on January 1, 1999 and does not believe that the adoption will have a material impact on its financial statements.

  In April 1998, AICPA issued SOP 98-5, "Reporting on the Cost of Start-up Activities." SOP 98-5 requires all costs associated with pre-opening and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999. The Company believes that the adoption of SOP 98-5 will have no material impact on its financial statements.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
(a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing or method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

  In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This statement requires that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. This statement shall be effective for the first fiscal quarter beginning after December 15, 1998, and has no applicability to the Company's financial position or results of operations at this time.

(2) Public Offering

  On May 13, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement on Form S-1 filed under the Securities Act of 1933, as amended, and its

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

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

(3) Investment Securities

  The fair value and amortized cost at December 31, 1998 and 1997 are as follows:

                                                December 31, 1998
                                  ---------------------------------------------
                                                Gross      Gross
                                   Amortized  Unrealized Unrealized
                                     Cost       Gains      Losses   Fair Value
                                  ----------- ---------- ---------- -----------
Held-to-maturity--
  U.S. Government & agency
   obligations................... $10,999,326  $    831   $53,573   $10,946,584
  Collateralized mortgage
   obligations...................   2,734,067     1,194     8,172     2,727,089
                                  -----------  --------   -------   -----------
                                  $13,733,393  $  2,025   $61,745   $13,673,673
                                  ===========  ========   =======   ===========
Available-for-sale--
  U.S. Government & agency
   obligations................... $24,402,016  $ 78,580   $ 5,361   $24,475,235
  Mortgage-backed securities.....   7,545,496   123,203     6,890     7,661,809
  Marketable equity securities
   and other.....................   1,022,046     4,016    75,816       950,246
                                  -----------  --------   -------   -----------
                                  $32,969,558  $205,799   $88,067   $33,087,290
                                  ===========  ========   =======   ===========

                                                December 31, 1997
                                  ---------------------------------------------
                                                Gross      Gross
                                   Amortized  Unrealized Unrealized
                                     Cost       Gains      Losses   Fair Value
                                  ----------- ---------- ---------- -----------
Held-to-maturity--
  U.S. Government & agency
   obligations................... $11,750,000  $  5,411   $10,311   $11,745,100
  Collateralized mortgage
   obligations...................     717,740     1,012     1,836       716,916
                                  -----------  --------   -------   -----------
                                  $12,467,740  $  6,423   $12,147   $12,462,016
                                  ===========  ========   =======   ===========
Available-for-sale--
  U.S. Government & agency
   obligations................... $17,527,771  $ 36,039   $ 4,478   $17,559,332
  Mortgage-backed securities.....   8,580,132   146,750       221     8,726,661
  Marketable equity security and
   other.........................     295,097    17,544       --        312,641
                                  -----------  --------   -------   -----------
                                  $26,403,000  $200,333   $ 4,699   $26,598,634
                                  ===========  ========   =======   ===========

  During 1996, the Company sold 2,150 shares of a marketable equity security with a cost basis of $11,250 at a gain of $56,105 in order to utilize a capital loss tax carryforward which was scheduled to expire at the end of 1996. There were no sales of securities during the years ended December 31, 1998 and 1997.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


  A schedule of the maturity distribution of U.S. Government and agency obligations is as follows:

                                                December 31, 1998
                                 -----------------------------------------------
                                    Held-to-Maturity       Available-for-Sale
                                 ----------------------- -----------------------
                                  Amortized               Amortized
                                    Cost     Fair Value     Cost     Fair Value
                                 ----------- ----------- ----------- -----------
Within one year................. $       --  $       --  $17,905,038 $17,944,010
Over one year to five years.....  10,999,326  10,946,584   6,496,978   6,531,225
                                 ----------- ----------- ----------- -----------
                                 $10,999,326 $10,946,584 $24,402,016 $24,475,235
                                 =========== =========== =========== ===========

  At December 31, 1998, $10,000,000 of debt securities maturing in the one-to-five-year period are subject to call provisions within one year.

  At December 31, 1998, the collateralized mortgage obligations have principal payment windows which extend through February 2001.

  Investment securities with a carrying value of $14,848,939 and $11,985,298, at December 31, 1998 and 1997, respectively, were pledged as collateral for repurchase agreements, public deposits and other purposes, as required by law.

(4) Allowance for Loan Losses

  In 1992, the Company acquired certain assets and assumed certain deposit liabilities of the former Chariho-Exeter Credit Union ("Chariho"). The Company and the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO") established an allowance for loan losses of $3,850,000 for loans acquired. This allowance is available only for loans of Chariho existing as of the acquisition date. The following analysis summarizes activity for both the acquired allowance and the Company's allowance for loan losses.

                                                      December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Company Allowance:
  Balance at beginning of year............. $1,208,322  $1,199,617  $  861,693
    Provision..............................    250,000     250,000     455,000
    Loan charge-offs.......................   (184,278)   (267,012)   (136,899)
    Recoveries.............................     13,014      25,717      19,823
                                            ----------  ----------  ----------
  Balance at end of year...................  1,287,058   1,208,322   1,199,617
                                            ----------  ----------  ----------
Acquired Allowance:
  Balance at beginning of year.............    388,291     742,840     966,347
    Loan charge-offs.......................   (402,404)   (341,118)   (230,016)
    Recoveries (costs).....................    (12,266)    (13,431)      6,509
    Reclassification to senior debenture
     (Note 13).............................     26,379         --          --
                                            ----------  ----------  ----------
  Balance at end of year...................        --      388,291     742,840
                                            ----------  ----------  ----------
Total Allowance............................ $1,287,058  $1,596,613  $1,942,457
                                            ==========  ==========  ==========

  As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired allowance at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to DEPCO.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

Conversely, in the event the allowance is inadequate, additional loan charge-offs will reduce the amount owed on the debenture (Note 13) issued to DEPCO in connection with the acquisition. At December 31, 1998, the remaining balance of acquired loans was $2,387,021.

  At December 31, 1998 and 1997, the Company's recorded investment in impaired loans was $1,571,661 and $1,394,092, respectively, of which $853,221 and $884,121, respectively, was determined to require a valuation allowance of $235,473 and $237,030. The average recorded investment in impaired loans during 1998 and 1997 was $1,454,652 and $1,760,040, respectively. For the years ended December 31, 1998 and 1997, interest income on impaired loans totaled $225,730 and $167,818, respectively.

  At December 31, 1998 and 1997, nonaccrual loans totaled $0 and $16,477, respectively. Had nonaccrual loans been accruing, interest income would have increased by $248 and $10,195 for the years ended December 31, 1997 and 1996, respectively. During 1996, the Company satisfactorily resolved a loan which was on nonaccrual status at December 31, 1995, and recorded approximately $47,000 in cash basis interest income.

(5) Premises and Equipment

  Premises and equipment are summarized as follows:

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Land and improvements................................. $  676,294 $  676,294
   Buildings and improvements............................  1,240,851  1,263,718
   Leasehold improvements................................    407,186    413,096
   Furniture, fixtures and equipment.....................  1,558,622  1,430,662
                                                          ---------- ----------
                                                           3,882,953  3,783,770
   Less--Accumulated depreciation........................  1,466,163  1,325,220
                                                          ---------- ----------
                                                          $2,416,790 $2,458,550
                                                          ========== ==========

(6) Time Deposits

  At December 31, 1998, scheduled maturities of time deposits are as follows:

                                                        $100,000
   Maturity                                             Or More   Other   Total
   --------                                             -------- ------- -------
                                                             (In Thousands)
    1999............................................... $ 9,398  $36,951 $46,349
    2000...............................................   1,344   12,684  14,028
    2001...............................................     410    2,605   3,015
    2002...............................................     300      856   1,156
    2003 and thereafter................................     317    1,823   2,140
                                                        -------  ------- -------
                                                        $11,769  $54,919 $66,688
                                                        =======  ======= =======

  Included in total time deposits are $13,029,000 of certificates of deposit subject to repricing on a quarterly basis (indexed to the three month yield on U.S. Treasury bills). Of these time deposits, $3,024,000 have remaining maturities of one year or less.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


(7) Federal Home Loan Bank Advances and Other Borrowings

  At December 31, 1998, advances from the Federal Home Loan Bank of Boston ("FHLB") have scheduled repayments as follows:

   1999.............................................................. $  104,121
   2000..............................................................    112,008
   2001..............................................................    118,564
   2002..............................................................    127,817
   2003 and thereafter...............................................  5,741,567
                                                                      ----------
                                                                      $6,204,077
                                                                      ==========

  Of the total FHLB advances, $3,704,077 represents amortizing notes with final maturities of 10-15 years and amortization periods of 15-20 years. The remaining $2,500,000 matures at September 17, 2003 with a one time put option exercisable by the FHLB on September 17, 2001. Information relative to the Company's advances from the FHLB during 1998 is as follows:

   Balance, December 31, 1998....................................... $6,204,077
   Average amount outstanding during the year....................... $2,667,000
   Maximum amount outstanding at any month end...................... $6,204,077
   Weighted average interest rate at December 31, 1998..............       5.61%
   Weighted average interest rate during the year...................       6.04%

  All borrowings from the FHLB are secured by the Company's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of unpledged U.S. Government and federal agency obligations and 75% of the carrying value of certain unpledged residential mortgage loans. At December 31, 1997, the Company had no outstanding FHLB advances. At December 31, 1998 and 1997, the Company had an unused borrowing capacity of $2,750,000 and $8,954,000, respectively, which includes an unused overnight line of credit of $2,599,000 and $2,352,000 respectively.

  The Company also had $12,255,880 and $10,105,000 of other borrowings at December 31, 1998 and 1997, respectively. These borrowings consist of reverse repurchase agreements with customers and securities dealers and are collateralized by mortgage-backed securities and obligations of the U.S. Government and agency obligations. The following table represents scheduled maturities and interest rates of these agreements at December 31, 1998:

                                                          Weighted
   Maturity                                             Average Rate   Amount
   --------                                             ------------ -----------
   January 1999........................................     3.50%    $ 4,655,880
   September 1999......................................     6.47       2,500,000
   February 2001.......................................     5.67       5,100,000
                                                            ----     -----------
                                                            5.29%    $12,255,880
                                                            ====     ===========

  At December 31, 1998, the Company's risk with counterparties to securities sold under repurchase agreements was approximately $371,000. The amount at risk with counterparties represents the excess of the greater of the carrying value or fair value of underlying collateral plus related accrued interest receivable over the total repurchase borrowing and related accrued interest payable.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


  Securities sold under repurchase agreements averaged $13,059,000 and $10,590,000 during 1998 and 1997, respectively. The maximum amounts outstanding at any month end were $15,108,000 during 1998 and $10,778,000 during 1997. The weighted average interest rate was 5.45% during 1998 and 6.11% during 1997.

(8) Commitments and Contingencies

 Leases

  The Company leases the land on which its Cranston branch office is located and building space in which its North Kingstown in-store branch is located. The remaining annual rental expense under these leases is as follows:

                                                                         Amount
                                                                         -------
   1999................................................................. $32,708
   2000.................................................................  25,000
   2001.................................................................  25,000
   2002.................................................................  10,416
   2003 and thereafter..................................................     --

  The leases contain renewal options commencing in May 1999 and extending to May 2012. Under the terms of the renewal options, the annual rental expense for both leases will not exceed $63,563.

 Litigation

  As of December 31, 1998, the Company was involved in certain lawsuits that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the views of legal counsel as to the outcome of the litigation. In management's opinion, final disposition of such lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

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

 Reserve Requirement

  The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required balances, including vault cash, were $363,000 and $342,000 as of December 31, 1998 and 1997, respectively.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

rate risk in excess of the amounts recognized in the accompanying consolidated balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

  The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

  Off-balance sheet instruments, whose contract amounts present credit risk, include the following:

                                                              December 31,
                                                          ---------------------
                                                             1998       1997
                                                          ---------- ----------
   Unused portion of existing lines of credit............ $9,939,000 $7,837,000
   Unadvanced construction loans.........................    604,000    856,000
   Firm commitments to extend credit.....................  8,572,000  2,277,000

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

(9) Income Taxes

  The provision for income taxes consists of the following components:

                                                         December 31,
                                                 ------------------------------
                                                   1998       1997      1996
                                                 ---------  --------  ---------
   Federal--
     Current.................................... $ 832,993  $665,201  $ 677,832
     Prepaid....................................  (114,000)   (3,250)  (185,050)
   State........................................    75,000    66,250     20,800
                                                 ---------  --------  ---------
                                                 $ 793,993  $728,201  $ 513,582
                                                 =========  ========  =========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


  The provision for income taxes differs from the amount computed by applying the statutory rate of 34%, as summarized below:

                                   December 31,
                            ----------------------------
                              1998      1997      1996
                            --------  --------  --------
   Provision for income
    taxes at statutory
    rate................... $762,974  $693,578  $529,468
   State taxes, net of
    federal benefit........   49,500    43,725    13,728
   Utilization of capital
    loss carryforward......      --        --    (19,075)
   Other...................  (18,481)   (9,102)  (10,539)
                            --------  --------  --------
                            $793,993  $728,201  $513,582
                            ========  ========  ========

  The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                December 31,
                                                              -----------------
                                                                1998     1997
                                                              -------- --------
Gross deferred tax assets:
  Allowance for loan losses.................................. $329,005 $256,612
  Deferred loan origination fees.............................   58,998   56,508
  OREO writedown.............................................    5,200    5,200
  Supplemental executive pension plan........................  110,840   78,661
  Accrued expenses...........................................   73,316   55,987
                                                              -------- --------
Gross deferred tax assets....................................  577,359  452,968
                                                              -------- --------
Gross deferred tax liabilities:
  Depreciation...............................................  180,269  161,200
  Installment sales..........................................   19,090   27,768
                                                              -------- --------
Gross deferred tax liabilities...............................  199,359  188,968
                                                              -------- --------
Net deferred tax asset....................................... $378,000 $264,000
                                                              ======== ========

  A valuation reserve is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. No valuation reserve was required as of December 31, 1998 or 1997.

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

  Related party loan activity was as follows:

                                                            1998        1997
                                                         ----------  ----------
   Balance at beginning of year......................... $  905,052  $1,384,981
     Originations.......................................    238,363      97,278
     Payments...........................................   (237,707)    (74,705)
     Other..............................................  1,000,571    (502,502)
                                                         ----------  ----------
   Balance at end of year............................... $1,906,279  $  905,052
                                                         ==========  ==========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

(11) Employee Benefit Plans

  The Company is a member of the Financial Institutions Retirement Fund
(FIRF), a multiple employer pension plan. As a participant in FIRF, the Company expenses its contributions to this plan, which is accounted for as a defined contribution plan. For the year ended December 31, 1998, the plan reached a fully funded status and the Company was not required to make a contribution. Consequently, no pension expense was recorded during 1998. The Company's pension expense was $55,413 and $78,671 for the years ended December 31, 1997 and 1996, respectively.

  Effective January 1, 1995, the Company established a nonqualified retirement plan (Plan) to provide supplemental retirement benefits to designated employees whose pension benefits are otherwise limited by the Internal Revenue Code regulations. A liability and transition asset of $121,707 were recorded, as of the effective date, in accordance with SFAS No. 87, "Employer's Accounting for Pensions."

  The following table sets forth a reconciliation of the plan's projected benefit obligation, a reconciliation of fair value of plan assets, the funded status of the plan, and the components of net periodic benefit cost for the years ended December 31, 1998, 1997 and 1996:

                                                   1998      1997      1996
                                                 --------  --------  ---------
Change in benefit obligation:
  Benefit obligation at beginning of year....... $365,941  $329,525  $ 322,747
  Service cost..................................   19,177    14,650     14,163
  Interest cost.................................   32,715    23,948     22,002
  Actuarial loss (gain).........................   70,260    (2,182)   (29,387)
                                                 --------  --------  ---------
  Benefit obligation at end of year.............  488,093   365,941    329,525
                                                 --------  --------  ---------
Change in plan assets:
  Fair value of plan assets at beginning of
   year.........................................  310,091       --         --
  Actual return on plan assets..................   21,779    22,115        --
  Employer contributions........................   80,448   287,976        --
                                                 --------  --------  ---------
  Fair value of plan assets at end of year......  412,318   310,091        --
                                                 --------  --------  ---------
  Funded status.................................  (75,775)  (55,850)  (329,525)
  Unrecognized net actuarial loss (gain)........   39,657   (30,603)   (29,380)
  Unrecognized prior service cost...............  171,335   199,891    228,447
  Unrecognized net asset being recognized over
   10 years.....................................  (31,638)  (66,580)   (91,323)
                                                 --------  --------  ---------
  Prepaid (accrued) benefit cost................ $103,579  $ 46,858  $(221,781)
                                                 ========  ========  =========
Components of net period benefit cost
  Service cost.................................. $ 19,177  $ 14,650  $  14,163
  Interest cost.......... ......................   32,715    23,948     22,002
  Amortization of prior service cost............   28,556    28,556     28,556
  Amortization of unrecognized net gain.........      --       (959)        (7)
                                                 --------  --------  ---------
  Net periodic benefit cost..................... $ 80,448  $ 66,195  $  64,714
                                                 ========  ========  =========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


  For calculating 1998, 1997 and 1996 pension costs for this nonqualified plan the following assumptions were used:

   Assumed discount rate..............................................      7.5%
   Rate of increase in compensation level.............................      5.0%
   Amortization period for unrecognized prior service cost............ 10 years

  During 1996, the Company adopted the Financial Institutions Thrift Plan for the benefit of its employees. The Plan, which was effective January 1, 1997, is a qualified savings incentive plan under Internal Revenue Code section 401(k). Under the terms of the Plan, the Company matches 50% of the first 6% of each eligible employee's contribution. The Company's expense under this plan amounted to $32,848 and $32,009 for the years ended December 31, 1998 and 1997.

(12) Stockholders' Equity

  In November 1986, the Company granted a non-statutory option ("Stock Option Agreement") to purchase 60,000 shares of common stock to its chief executive officer at an exercise price of $2.50 per share, the estimated market value of the Company's stock at that time. These options were exercisable for a period of 10 years from the date of grant. In February 1996, the Company amended the Stock Option Agreement to allow the offset of the shares otherwise issuable under the Stock Option Agreement by the number of shares required to exercise the options and pay the minimum withholding tax requirement. In May 1996, the options were exercised in connection with the public offering, under the amended Stock Option Agreement. As a result of the exercise of the options, 28,041 shares of the Company's Common Stock were issued. In connection with the cashless exercise of these options, the Company paid the minimum withholding tax requirement of $161,603 and recognized a tax benefit of $147,900 on the deemed compensation to the recipient.

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

  A discount of $717,005 was recorded to reduce the carrying value of the Senior Debenture at the date of issuance in recognition of its favorable interest terms. This discount is being amortized over the initial term of the Senior Debenture on the level yield method. The discount amortization for the years ended December 31, 1998, 1997 and 1996 amounted to $205,983, $202,566 and $199,064, respectively, and is classified as interest expense in the accompanying consolidated statements of income.

  The Senior Debenture is scheduled to mature on May 31, 1999; however, the Company may, at its option, extend the maturity date to May 1, 2002 for up to one half of the then outstanding principal balance.

  As discussed in Note 4, the Company may, through May 1, 1999, charge net acquired loan losses in excess of the acquired loan loss reserve of $3,850,000 against the outstanding Senior Debenture to the extent of

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

$3,000,000. At December 31, 1998, the Company had charged-off $26,379 of acquired loans against the outstanding Senior Debenture.

(14) Fair Value Of Financial Instruments

  The Company is required to disclose fair values for certain of its financial instruments. Financial instruments include such items as loans, securities, deposits, swaps and other instruments, as defined.

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

  FHLB Advances. The fair value of Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


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

  At December 31, 1998 and 1997, the fair value of the Company's financial instruments are as follows:

                                                 December 31,
                               -------------------------------------------------
                                         1998                     1997
                               ------------------------- -----------------------
                                 Carrying                 Carrying
                                  Amount     Fair Value    Amount    Fair Value
                               ------------ ------------ ----------- -----------
           ASSETS
           ------
Cash and due from banks and
 securities purchased under
 agreement to resell.........  $  5,066,270 $  5,066,270 $ 6,715,014 $ 6,715,014
Loans held for sale..........       357,493      392,141     380,000     416,298
Investment securities:
  Held-to-maturity...........    13,733,393   13,673,673  12,467,740  12,462,016
  Available-for-sale.........    33,087,290   33,087,290  26,598,634  26,598,634
Federal Home Loan Bank
  stock......................       447,700      447,700     447,700     447,700
Loans--net...................    85,008,787   89,227,000  76,083,150  77,583,000
         LIABILITIES
Deposits.....................  $104,371,928 $105,090,000 $99,289,871 $99,412,000
Securities sold under
 agreements to repurchase....    12,255,880   12,377,000  10,105,000  10,105,000
Federal Home Loan Bank
 advances....................     6,204,077    6,415,000         --          --
Senior debenture.............     2,971,487    2,973,621   2,946,540   3,000,000

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                  Years Ended December 31, 1998, 1997 and 1996


(15) The Company (Parent Company Only)

  The condensed separate financial statements of the Parent Company are presented below.

                            CONDENSED BALANCE SHEETS

                                                             December 31,
                                                        -----------------------
                                                           1998        1997
                                                        ----------- -----------
                        ASSETS
Cash and due from banks................................ $   102,773 $    97,957
Investment securities:
  Available-for-sale (amortized cost: $3,545,200 in
   1998 and $3,578,030 in 1997)........................   3,469,998   3,577,365
Investment in subsidiary bank..........................  14,128,694  12,884,343
Other assets...........................................     114,715     102,256
                                                        ----------- -----------
    Total assets....................................... $17,816,180 $16,661,921
                                                        =========== ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Senior debenture, net of unamortized discount.......... $ 2,971,487 $ 2,946,540
Other liabilities......................................      31,451       2,748
                                                        ----------- -----------
                                                          3,002,938   2,949,288
                                                        ----------- -----------
Stockholders' Equity:
  Common stock.........................................   1,328,041   1,328,041
  Surplus..............................................   4,431,380   4,431,380
  Retained earnings....................................   9,130,143   7,982,792
  Accumulated other comprehensive income...............      70,638     117,380
                                                        ----------- -----------
                                                         14,960,202  13,859,593
  Less--Treasury stock.................................     146,960     146,960
                                                        ----------- -----------
    Total stockholders' equity.........................  14,813,242  13,712,633
                                                        ----------- -----------
    Total liabilities and stockholders' equity......... $17,816,180 $16,661,921
                                                        =========== ===========

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                  Years Ended December 31, 1998, 1997 and 1996


                         CONDENSED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                            ----------------------------------
                                               1998        1997        1996
                                            ----------  ----------  ----------
Interest and dividend income............... $  491,446  $  461,850  $  252,993
Interest and other expense.................    338,776     380,180     287,348
                                            ----------  ----------  ----------
Income (loss) before income taxes and
 equity in undistributed earnings of
 subsidiary................................    152,670      81,670     (34,355)
Applicable income tax benefit..............    (51,007)    (58,799)    (56,418)
                                            ----------  ----------  ----------
Income before equity in undistributed
 earnings of subsidiary....................    203,677     140,469      22,063
Equity in undistributed earnings of
 subsidiary................................  1,246,371   1,171,264   1,021,614
                                            ----------  ----------  ----------
Net income................................. $1,450,048  $1,311,733  $1,043,677
                                            ==========  ==========  ==========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                 Years Ended December 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................ $1,450,048  $1,311,733  $1,043,677
  Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
    Equity in undistributed earnings of
     subsidiary............................. (1,246,371) (1,171,264) (1,021,614)
    Accretion of discount on debenture......    205,983     202,566     199,064
    Net accretion on investment securities..    (44,134)    (98,254)    (59,483)
    Net decrease in accrued expenses and
     other liabilities......................    (59,453)   (210,471)   (761,675)
    Net (increase) decrease in other
     assets.................................    (12,459)     39,164    (141,420)
                                             ----------  ----------  ----------
      Net cash provided by (used in)
       operating activities.................    293,614      73,474    (741,451)
                                             ----------  ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment
   securities available-for-sale............  3,600,000   7,700,000   2,700,000
  Purchase of investment securities
   available-for-sale....................... (3,523,036) (7,503,613) (6,316,681)
                                             ----------  ----------  ----------
      Net cash provided by (used in)
       investing activities.................     76,964     196,387  (3,616,681)
                                             ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds on issuance of common stock..        --          --    4,523,124
  Exercise of stock options, net of tax
   effect...................................        --          --      (13,703)
  Dividends paid............................   (365,762)   (227,023)    (96,170)
                                             ----------  ----------  ----------
      Net cash (used in) provided by
       financing activities.................   (365,762)   (227,023)  4,413,251
                                             ----------  ----------  ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...      4,816      42,838      55,119
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.......................................     97,957      55,119         --
                                             ----------  ----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR...... $  102,773  $   97,957  $   55,119
                                             ==========  ==========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid............................. $  201,450  $  218,100  $  212,550
                                             ==========  ==========  ==========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996


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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1998, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered "well capitalized" by the federal banking agencies. The December 31, 1997 Federal Deposit Insurance Corporation examination categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

                                                                     To Be Well
                                                                    Capitalized
                                                                    Under Prompt
                                                For Capital      Corrective Action
                               Actual        Adequacy Purposes       Provisions
                          -----------------  ----------------------------------------
                            Amount    Ratio    Amount    Ratio     Amount    Ratio
                          ----------- -----  ----------- ------------------- --------
As of December 31, 1998
  The Company:
    Total capital (to
     risk weighted
     assets)............  $15,814,000 18.49% $ 6,842,320  8.00%          --     --
    Tier I capital (to
     risk weighted
     assets)............   14,742,000 17.24    3,421,160  4.00           --     --
    Tier I capital (to
     average assets)....   14,742,000 10.56    4,189,170  3.00           --     --
The Bank:
    Total capital (to
     risk weighted
     assets)............  $15,070,000 17.87% $ 6,748,240  8.00%  $ 8,435,300  10.00%
    Tier I capital (to
     risk weighted
     assets)............   14,013,000 16.61    3,374,120  4.00     5,061,180   6.00
    Tier I capital (to
     average assets)....   14,013,000 10.31    4,078,020  3.00     6,796,700   5.00
As of December 31, 1997:
  The Company:
    Total capital (to
     risk weighted
     assets)............  $14,574,000 18.76% $ 6,214,240  8.00%          --     --
    Tier I capital (to
     risk weighted
     assets)............   13,595,000 17.50    3,107,120  4.00           --     --
    Tier I capital (to
     average assets)....   13,595,000 10.77    3,788,520  3.00           --     --
  The Bank:
    Total capital (to
     risk weighted
     assets)............  $13,741,000 17.78% $ 6,185,200  8.00%  $ 7,731,500  10.00%
    Tier I capital (to
     risk weighted
     assets)............   12,767,000 16.52    3,092,000  4.00     4,638,900   6.00
    Tier I capital (to
     average assets)....   12,767,000 10.43    3,674,700  3.00     6,124,500   5.00

(17) Business Segments

  On January 1, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise. The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. Operating segments are components of an enterprise which

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1998, 1997 and 1996

are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is the Chairman, President and Chief Executive Officer of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking based on how the business is strategically managed.

  The Company's community banking business segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits. There is no major customer and the Company operates within a single geographic area (southeastern New England).

  Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company (Note 15).

  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant account policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and the Parent Company investments in subsidiary.

  Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                          Community               Other Adjustments
                           Banking       Other    and Eliminations  Consolidated
                         ------------ ----------- ----------------- ------------
December 31, 1998
  Investment
   Securities........... $ 43,350,685 $17,598,692   $(14,128,694)   $ 46,820,683
  Net Loans.............   85,008,787         --             --       85,008,787
  Total Assets..........  138,314,148  17,816,180    (14,211,398)    141,918,930
  Total Deposits........  104,454,631         --         (82,703)    104,371,928
  Total Liabilities.....  124,185,453   3,002,938        (82,703)    127,105,688
  Net Interest Income...    5,410,294     238,670       (302,697)      5,346,267
  Provision for Loan
   Losses...............      250,000         --             --          250,000
  Total Noninterest
   Income...............      616,005   1,246,371     (1,246,371)        616,005
  Total Noninterest
   Expense..............    3,382,231      86,000            --        3,468,231
  Net Income............    1,549,068   1,450,048     (1,549,068)      1,450,048
December 31, 1997
  Investment
   Securities........... $ 35,489,009 $16,461,708   $(12,884,343)   $ 39,066,374
  Net Loans.............   76,083,150         --             --       76,083,150
  Total Assets..........  123,658,196  16,661,921    (13,010,250)    127,309,867
  Total Deposits........   99,352,715         --         (62,844)     99,289,871
  Total Liabilities.....  110,773,853   2,949,288       (125,907)    113,597,234
  Net Interest Income...    5,226,449     191,606       (252,249)      5,165,806
  Provision for Loan
   Losses...............      250,000         --             --          250,000
  Total Noninterest
   Income...............      465,397   1,171,264     (1,171,264)        465,397
  Total Noninterest
   Expense..............    3,231,333     109,936            --        3,341,269
  Net Income............    1,423,513   1,311,733     (1,423,513)      1,311,733

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                  Years Ended December 31, 1998, 1997 and 1996

                          Community                Other Adjustments
                           Banking       Other     and Eliminations  Consolidated
                         ------------ -----------  ----------------- ------------
December 31, 1996
  Investment
   Securities........... $ 38,515,147 $15,305,809    $(11,629,111)   $ 42,191,845
  Net Loans.............   70,593,970         --              --       70,593,970
  Total Assets..........  117,632,933  15,502,348     (11,722,281)    121,413,000
  Total Deposits........   93,931,228         --          (55,119)     93,876,109
  Total Liabilities.....  106,003,822   2,932,447         (93,170)    108,843,099
  Net Interest Income
   (Loss)...............    4,796,586      (9,321)       (134,007)      4,653,258
  Provision for Loan
   Losses...............      455,000         --              --          455,000
  Total Noninterest
   Income...............      536,283   1,021,614      (1,021,614)        536,283
  Total Noninterest
   Expense..............    3,152,248      25,034             --        3,177,282
  Net Income............    1,155,621   1,043,677      (1,155,621)      1,043,677

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

  (2) Financial Statements

  The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1998 and 1997

    Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements

  (3) Financial Statement Schedules

  The Financial Data Schedule is included as Exhibit 27.1 to this Form 10-K and certain other schedules are omitted because they are not applicable or because the information is provided in Part II, Item 8, "Financial Statements and Supplementary Data".

  (4) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                 EXHIBIT INDEX

           Exhibit
 Reference Number                           Description
 --------- -------                          -----------
             3.1   --Amended and Restated Articles of Incorporation of the
    (1)               Registrant.

    (1)      3.2   --By-Laws of Registrant.

             4.1   --Specimen Certificate for Shares of the Registrant's Common
    (1)               Stock, $1.00 par value.

    (1)     10.1   --Lease Agreement between the Bank and Angelo Archetto
                      regarding Cranston, Rhode Island property dated as of May
                      14, 1974.

    (1)     10.2   --Acquisition Agreement between the Registrant, Maurice C.
                      Paradis, receiver for Chariho-Exeter Credit Union, and
                      the Rhode Island Depositors Economic Protection
                      Corporation (DEPCO) dated as of May 1, 1992.

    (1)     10.3   --Senior Debenture issued by Registrant to DEPCO dated as of
                      May 1, 1992.

    (4)     10.4   --Second Amended and Restated Employment Agreement between
                      Registrant and Patrick J. Shanahan, Jr. dated as of
                      February 8, 1999.

    (1)     10.6   --Supplemental Executive Retirement Plan.

    (1)     10.7   --Financial Institutions Retirement Fund Defined Pension
                      Plan--Summary Plan Description.

    (1)     10.8   --Form of Deferred Compensation Agreement regarding
                      Directors' Fees.

    (2)     10.9   --Financial Institutions Thrift Plan--Summary Plan
                      Description.

    (2)     10.10  --Lease Agreement(s) between Bank and Wal-Mart Stores, Inc., dated as of January 27, 1997.

    (3)     10.11  --Service Agreement dated as of April 1, 1997 by and between
                      First Bank and Trust Company and BISYS, Inc.
                      (Confidential treatment granted for certain portions of the Exhibit).

    (1)     21.1   --Subsidiaries of Registrant.

    (4)     27.1   --Financial Data Schedule

--------
(1) Incorporated by reference to the Registrant's Registration Statement of Form S-1 (Registration No. 333-1654), as amended, which was initially filed with the Securities and Exchange Commission on February 26, 1996.

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

                                          FIRST FINANCIAL CORP.

                                              /s/ Patrick J. Shanahan, Jr.
                                          By: _________________________________
                                                  Patrick J. Shanahan, Jr
                                               Chairman, President and Chief
                                                     Executive Officer
Date: March 8, 1999

  Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:


              Signature                          Title                   Date
              ---------                          -----                   ----

  /s/  Patrick J. Shanahan, Jr.        Chairman, President and       March 8, 1999
______________________________________  Chief Executive Officer;
       Patrick J. Shanahan, Jr.         Director

        /s/ Gary R. Alger              Director                      March 8, 1999
______________________________________
            Gary R. Alger

                                       Director
______________________________________
         Raymond F. Bernardo

       /s/ Artin H. Coloian            Director                      March 8, 1999
______________________________________
           Artin H. Coloian

       /s/ Joseph A. Keough            Director                      March 8, 1999
______________________________________
           Joseph A. Keough

  /s/  Peter L. Mathieu, Jr., M.D.     Director                      March 8, 1999
______________________________________
     Peter L. Mathieu, Jr., M.D.

        /s/ Joseph V. Mega             Director                      March 8, 1999
______________________________________
            Joseph V. Mega

        /s/ John Nazarian              Director                      March 8, 1999
______________________________________
            John Nazarian

      /s/ William P. Shields           Director                      March 8, 1999
______________________________________
          William P. Shields

        /s/ Fred J. Simon              Director                      March 8, 1999
______________________________________
            Fred J. Simon

       /s/ John A. Macomber            Vice President, Treasurer     March 8, 1999
*By: _________________________________  and Chief Financial
           John A. Macomber             Officer