Form 10-Q
period 1999-03-31
FIRST FINANCIAL CORP /RI/
filed 1999-05-11
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended MARCH 31, 1999     Commission file number 0-27878


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X   Yes  ___ No
                                   ---

At May 5, 1999, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,231,241 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX


                                                                                          PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.............................................................   1
  Consolidated Balance Sheets - March 31, 1999 and December 31, 1998......................   1

  Consolidated Statements of Income - Three months ended March 31, 1999 and 1998..........   2

  Consolidated Statements of Stockholders' Equity and Comprehensive Income- Three
   months ended March 31, 1999 and year ended December 31, 1998...........................   3

  Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998......   4

  Notes to Consolidated Financial Statements - March 31, 1999.............................   5

Item 2 - Management's Discussion and Analysis of Financial Condition and
  Results of Operations...................................................................   7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................  15

Item 2 - Changes in Securities............................................................  15

Item 3 - Defaults Upon Senior Securities..................................................  15

Item 4 - Submission of Matters to a Vote of Security Holders..............................  15

Item 5 - Other Information................................................................  15

Item 6 - Exhibits and Reports on Form 8-K.................................................  15

SIGNATURES................................................................................  16

EXHIBITS

Computation of per share earnings - Exhibit 11............................................  17

Financial Data Schedule - Exhibit 27......................................................  18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                 MARCH 31,   DECEMBER 31,
                                                                                   1999          1998
                                                                               ------------  ------------
                                      ASSETS                                   (UNAUDITED)
CASH AND DUE FROM BANKS.....................................................   $  2,605,460  $  2,342,782
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.............................      2,503,472     2,723,488
LOANS HELD FOR SALE.........................................................        -------       357,493
INVESTMENT SECURITIES:
  Held-to-maturity (market value: $13,313,247 and $13,673,673)..............     13,405,131    13,733,393
  Available-for-sale (amortized cost: $31,265,071 and $32,969,558)..........     31,288,499    33,087,290
                                                                               ------------  ------------
       Total investment securities..........................................     44,693,630    46,820,683
                                                                               ------------  ------------
FEDERAL HOME LOAN BANK STOCK................................................        447,700       447,700
LOANS:
  Commercial................................................................     14,848,676    14,762,537
  Commercial real estate....................................................     55,241,669    50,646,390
  Residential real estate...................................................     15,488,640    16,417,012
  Home equity lines of credit...............................................      2,988,277     3,489,029
  Consumer..................................................................      1,021,109     1,047,141
                                                                               ------------  ------------
                                                                                 89,588,371    86,362,109
  Less - Unearned discount..................................................         53,191        66,264
  Allowance for loan losses.................................................      1,318,374     1,287,058
                                                                               ------------  ------------
       Net loans............................................................     88,216,806    85,008,787
                                                                               ------------  ------------
OTHER REAL ESTATE OWNED.....................................................        413,127       513,127
PREMISES AND EQUIPMENT, net.................................................      2,391,298     2,416,790
OTHER ASSETS................................................................      1,447,052     1,288,080
                                                                               ------------  ------------
TOTAL ASSETS................................................................   $142,718,545  $141,918,930
                                                                               ============  ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY DEPOSITS:
DEPOSITS:
 Demand.....................................................................   $ 15,364,355  $ 15,743,185
 Savings and money market accounts..........................................     23,265,076    21,940,330
 Time deposits..............................................................     64,735,936    66,688,413
                                                                               ------------  ------------
      Total deposits........................................................    103,365,367   104,371,928
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE..............................     12,039,725    12,255,880
FEDERAL HOME LOAN BANK ADVANCES.............................................      8,104,281     6,204,077
ACCRUED EXPENSES AND OTHER LIABILITIES......................................      1,628,731     1,302,316
SENIOR DEBENTURE............................................................      3,023,670     2,971,487
                                                                               ------------  ------------
TOTAL LIABILITIES...........................................................    128,161,774   127,105,688
                                                                               ------------  ------------
STOCKHOLDERS' EQUITY:
 Common Stock, $1 par value
    Authorized - 5,000,000 shares
    Issued - 1,328,041 shares...............................................      1,328,041     1,328,041
 Surplus....................................................................      4,431,380     4,431,380
 Retained earnings..........................................................      9,314,628     9,130,143
 Accumulated other comprehensive income.....................................         14,057        70,638
                                                                               ------------  ------------
                                                                                 15,088,106    14,960,202
 Less - Treasury stock, at cost, 96,800 shares in 1999; 66,800 shares
     in 1998................................................................        531,335       146,960
                                                                               ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...................................................    14,556,771    14,813,242
                                                                               ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................  $142,718,545  $141,918,930
                                                                               ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            -----------------------
                                                                               1999        1998
                                                                            ----------  -----------
                                                                                  (UNAUDITED)
INTEREST INCOME:
    Interest and fees on loans............................................  $2,078,577  $1,888,173
    Interest and dividends on investment securities-
              U.S. Government and agency obligations......................     418,015     400,183
              Collateralized mortgage obligations.........................      39,038       7,728
      Mortgage-backed securities..........................................     111,175     135,720
              Marketable equity securities and other......................      19,587      21,993
    Interest on cash equivalents..........................................      36,589      60,162
                                                                            ----------  ----------
             Total interest income........................................   2,702,981   2,513,959
                                                                            ----------  ----------
INTEREST EXPENSE:
    Interest on deposits..................................................     931,791   1,021,134
    Interest on reverse repurchase agreements.............................     150,808     156,852
    Interest on advances..................................................      99,666       6,888
    Interest on debenture.................................................      50,700      64,681
                                                                            ----------  ----------
            Total interest expense........................................   1,232,965   1,249,555
                                                                            ----------  ----------
            Net interest income...........................................   1,470,016   1,264,404
PROVISION FOR LOAN LOSSES.................................................      75,000      50,000
                                                                            ----------  ----------
            Net interest income after provision for
              loan losses.................................................   1,395,016   1,214,404
NONINTEREST INCOME:
    Service charges on deposits...........................................      67,071      66,108
    Gain on sale of securities............................................         ---         ---
    Gain on loan sales....................................................     100,202      35,705
    Other.................................................................      50,564      52,071
                                                                            ----------  ----------
            Total noninterest income......................................     217,837     153,884
                                                                            ----------  ----------

NONINTEREST EXPENSE:
     Salaries and employee benefits.......................................     506,343     448,302
     Occupancy expense....................................................     105,690      99,925
     Equipment expense....................................................      72,382      64,074
     Other real estate owned net losses and expenses......................      14,571       2,608
     Computer services....................................................      59,208      53,237
     Deposit insurance assessments........................................       3,000       2,996
     Other operating expenses.............................................     201,660     169,145
                                                                            ----------  ----------
            Total noninterest expense.....................................     962,854     840,287
                                                                            ----------  ----------
            Income before provision for income taxes......................     649,999     528,001
PROVISION FOR INCOME TAXES................................................     242,540     191,182
                                                                            ----------  ----------
NET INCOME................................................................  $  407,459  $  336,819
                                                                            ==========  ==========

Earnings per share:
            Basic.........................................................       $0.33       $0.27
                                                                            ==========  ==========
            Diluted.......................................................       $0.33       $0.27
                                                                            ==========  ==========
Weighted average common shares outstanding................................   1,239,074   1,261,241
Dilutive effect of common stock equivalents...............................         ---         ---
                                                                            ----------  ----------
Weighted average common and common stock equivalent
     shares outstanding...................................................   1,239,074   1,261,241
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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

                                                                                   ACCUMULATED
                                                                                      OTHER                           TOTAL
                                            COMMON                   RETAINED     COMPREHENSIVE   STOCKHOLDERS'   COMPREHENSIVE
                                            STOCK      SURPLUS       EARNINGS         INCOME          STOCK          EQUITY
                                          ---------   ---------     ----------    --------------  -------------   ------------
Balance, December 31, 1997..............  $1,328,041  $4,431,380     $7,982,792      $  117,380      $(146,960)   $13,712,633

Net income..............................         ---         ---      1,450,048             ---            ---      1,450,048

Other comprehensive income, net of tax:

   Unrealized holding losses............         ---         ---            ---         (46,742)           ---        (46,742)

Comprehensive income....................

Dividends declared ($.24 per share).....         ---         ---       (302,697)            ---            ---       (302,697)
                                          ----------  ----------     ----------      ----------      ---------    -----------

Balance, December 31, 1998..............   1,328,041   4,431,380      9,130,143          70,638       (146,960)    14,813,242

Net income..............................         ---         ---        407,459             ---            ---        407,459

Other comprehensive income, net of tax:

   Unrealized holding losses............         ---         ---            ---         (56,581)           ---        (56,581)

Comprehensive income....................

Dividends declared ($.18 per share).....         ---         ---       (222,974)            ---            ---       (222,974)

Repurchase of 30,000 shares of
    common stock........................                                                              (384,375)      (384,375)
                                          ----------  ----------     ----------      ----------      ---------    -----------

Balance, March 31, 1999.................  $1,328,041  $4,431,380     $9,314,628      $   14,057      $(531,335)   $14,556,771
                                          ==========  ==========     ==========      ==========      =========    ===========

                                               INCOME
                                             ---------
Balance, December 31, 1997..............

Net income..............................     $1,450,048

Other comprehensive income, net of tax:

   Unrealized holding losses............        (46,742)
                                             ----------

Comprehensive income....................     $1,403,306
                                             ==========

Dividends declared ($.24 per share).....


Balance, December 31, 1998..............

Net income..............................     $  407,459

Other comprehensive income, net of tax:

   Unrealized holding losses............        (56,581)
                                             ----------

Comprehensive income....................     $  350,878
                                             ==========

Dividends declared ($.18 per share).....

Repurchase of 30,000 shares of
    common stock........................

Balance, March 31, 1999.................

  The accompanying notes are an integral part of these consolidated financial statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                      ------------------------------------------
                                                                                                1999                    1998
                                                                                      --------------------   -------------------
                                                                                                        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income........................................................................          $    407,459       $    336,819
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
   Provision for  loan losses.......................................................                75,000             50,000
Depreciation and amortization.......................................................                73,464             69,702
   Losses (gains) on sale OREO......................................................                 3,334             (3,664)
   Gains on sales of loans..........................................................              (100,202)           (35,705)
   Proceeds from sales of loans.....................................................             1,205,770            415,705
   Loans originated for sale........................................................              (777,425)          (325,000)
   Net accretion on investment securities held-to-maturity..........................                (1,836)            (2,340)
   Net accretion on investment securities available-for-sale........................               (83,251)           (12,631)
   Net (decrease) increase in unearned discount.....................................               (13,073)            13,334
   Net increase in other assets.....................................................              (158,972)          (151,276)
   Accretion of discount on debenture...............................................                 9,517             50,861
   Net increase in deferred loan fees...............................................                 7,159              1,377
   Net increase in accrued expenses and other liabilities...........................               325,342            107,870
                                                                                              ------------       ------------
   Net cash  provided by operating activities.......................................               972,286            515,052
                                                                                              ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities
   held-to-maturity.................................................................             1,818,492          6,135,590
 Proceeds from maturities of investment securities
   available-for-sale...............................................................            80,620,467         11,689,172
 Purchase of investment securities held-to-maturity.................................            (1,488,394)        (2,998,984)
 Purchase of investment securities available-for-sale...............................           (78,832,729)       (16,310,646)
 Net increase in loans..............................................................            (3,277,105)          (890,333)
 Purchase of premises and equipment.................................................               (47,972)           (62,971)
 Sales of OREO......................................................................                96,666            113,664
                                                                                              ------------       ------------
   Net cash used in investing activities............................................            (1,110,575)        (2,324,508)
                                                                                              ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net  decrease in demand accounts...................................................              (378,830)          (958,265)
 Net increase (decrease) in savings and money market accounts.......................             1,324,746         (2,255,095)
 Net (decrease) increase in time deposits...........................................            (1,952,477)         3,558,843
 Net (decrease) increase in reverse repurchase agreements...........................              (216,155)         5,003,100
 Net increase in Federal Home Loan Bank advances....................................             1,900,204            643,395
 Purchase of common stock for treasury..............................................              (384,375)      ------------
 Dividends paid.....................................................................              (112,162)           (63,062)
                                                                                              ------------       ------------
   Net cash provided by financing activities........................................               180,951          5,928,916
                                                                                              ------------       ------------

NET INCREASE IN CASH AND CASH
 EQUIVALENTS........................................................................                42,662          4,119,460
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD............................................................................             5,066,270          6,715,014
                                                                                              ------------       ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD...........................................          $  5,108,932       $ 10,834,474
                                                                                              ============       ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
   INFORMATION:
 Interest
  paid..............................................................................          $  1,224,271       $  1,251,208
                                                                                              ============       ============
 Income taxes paid..................................................................          $    313,000       $    388,650
                                                                                              ============       ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
 Transfer of loans to OREO..........................................................          $        ---       $        ---
                                                                                              ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED MARCH 31, 1999

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On March 30, 1999, the Company declared dividends of $110,811.69 or $.09 per share to all common stockholders of record on May 3, 1999, payable on May 17, 1999.

(3)  RECENT DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing or method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

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

(4)  BUSINESS SEGMENTS

     The Company's community banking business segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits. There is no major customer and the Company operates withing a single geographic area (southeastern New England).

     Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company (Note 15).

     The accounting policies used in the disclosure of business segments for these interim financial statements are the same as those used in the December 31, 1998 Annual Report on Form 10-K. The consolidation adjustments reflect certain eliminations of intersegment revenue.

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:


                                       COMMUNITY                  OTHER ADJUSTMENTS
                                        BANKING    OTHER   AND ELIMINATIONS   CONSOLIDATED
                                       ---------  -------  -----------------  ------------
     March 31, 1999
          Net Interest Income          1,482,151  210,839          (222,974)     1,470,016
          Provision for Loan Losses       75,000  ------            -------         75,000
          Total Noninterest Income       217,837  209,160          (209,160)       217,837
          Total Noninterest Expense      938,854   24,000           -------        962,854
          Net Income                     432,134  407,459          (432,134)       407,459

     March 31, 1998
          Net Interest Income          1,281,170   58,909           (75,675)     1,264,404
          Provision for Loan Losses       50,000   ------           -------         50,000
          Total Noninterest Income       153,884  284,091          (284,091)       153,884
          Total Noninterest Expense      822,287   18,000           -------        840,287
          Net Income                     359,766  336,819          (359,766)       336,819

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

The Bank offers a variety of commercial and consumer financial products and services designed to satisfy the deposit and loan needs of its customers. The Bank's deposit products include interest-bearing and noninterest-bearing checking accounts, money market accounts, passbook and statement savings accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and services. Loan products include commercial, commercial mortgage, residential mortgage, construction, home equity and a variety of consumer loans.

The Bank's products and services are delivered through it's four branch network system. The Bank's main office and branch are located in Providence, Rhode Island with branches in Cranston, Richmond and North Kingstown, Rhode Island.

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for loan losses, occupancy costs and, when necessary, expenses related to other real estate owned acquired through foreclosure and to the administration of non-performing and other classified assets.

SUMMARY
-------

For the three months ended March 31, 1999, the Company reported net income of $407,459 compared to net income of $336,819 for the three months ended March 31, 1998, or an increase of 21.0%. Basic and diluted net income per share were $.33 for the quarter ended March 31, 1999, based on 1,239,074 weighted average common and common stock equivalent shares outstanding, compared to $.27 per share in the first quarter of 1998, based on 1,261,241 weighted average common and common stock equivalent shares outstanding.

The first quarter ended March 31, 1999 was another record quarter for the Company--was the fourth (4) consecutive record quarter; represented the eleventh
(11th) record quarter of the past thirteen (13) quarters; and marked the first
(1st) time quarterly earnings surpassed $400,000. Overall, this achievement was accomplished as a result of (i) an increase in net interest spreads and margins,
(ii) balance sheet growth, predominately within the loan portfolio, (iii) an increase in the recognition of gains on SBA loans sales, and (iv) continued strength in asset quality.

Total assets increased $799,615 or 0.6% to $142,718,545 at March 31, 1999, from $141,918,930 at December 31, 1998. The loan portfolio, net of unearned discount, increased $3,239,335 or 3.8% to $89,535,180 at March 31, 1999, from $86,295,845 at December 31, 1998. This increase in outstanding loans was funded primarily from the Company's investment securities which decreased $2,127,053 to $44,693,630 at March 31, 1999, from $46,820,683 at December 31, 1998. The increase in the loan portfolio was also funded by a $1,900,204 increase in Federal Home Loan Bank advances to $8,104,281 at March 31, 1999, from $6,204,077 at December 31, 1998. Total deposits decreased $1,006,561 or 1.0% to $103,365,367 from $104,371,928.

FINANCIAL CONDITION

ASSET QUALITY
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the acquired loans and acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union:


                                                                         AS OF AND FOR THE             AS OF AND FOR THE
                                                                        THREE MONTHS ENDED                YEAR ENDED
                                                                             MARCH 31,                    DECEMBER 31,
                                                                    --------------------------      -------------------------
                                                                        1999           1998                    1998

                                                                    -----------     ----------      -------------------------
                                                                                       (Dollars in Thousands)
     Nonperforming loans........................................        $    78    $   -0-                   $   -0-
     Other real estate owned....................................        $   413    $   672                   $   513
     Total nonperforming assets.................................        $   491    $   672                   $   513
     Loans 30-89 days delinquent................................        $   231    $ 1,001                   $   161
     Nonperforming assets to total assets.......................           0.34%      0.36%                     0.36%
     Nonperforming loans to total loans.........................           0.09%       -0-%                      -0-%
     Net loan charge-offs to average loans......................           0.05%      0.22%                     0.22%
     Allowance for possible loan losses to total loans..........           1.50%      1.68%                     1.53%
     Allowance for possible loan losses
      to nonperforming loans (multiple).........................           16.94X        NM                       NM

The following represents the activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998:


                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                    ---------------------------------------------------------
                                                                                    1999                 1998
                                                                                    ----                 ----
   Company Allowance:
      Balance at beginning of period............................                   $1,287,058           $1,208,322
        Provision...............................................                       75,000               50,000
        Loan charge-offs........................................                      (46,852)              (1,289)
        Recoveries..............................................                        3,168                2,147
                                                                                      -------               ------
      Balance at end of period..................................                    1,318,374            1,259,180
                                                                                    ---------            ---------
   Acquired Allowance:
      Balance at beginning of period............................                     --------              388,291
      Loan charge-offs..........................................                     --------             (216,500)
               Recoveries (Costs)...............................                        1,483               (2,825)
               Reclassification to senior debenture.............                       (1,483)              ------
                                                                                  -----------            ---------
      Balance at end of period..................................                       -----               168,966
                                                                                  -----------            ---------

   Total Allowance..............................................                  $1,318,374            1,428,146
                                                                                  ==========            =========

The Company continually reviews its delinquency position, underwriting and appraisal procedures, charge-off experience and current real estate market conditions with respect to its entire loan portfolio. While management believes it uses the best information available in establishing the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the evaluation.

As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired reserve at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO"). Conversely, in the event the reserve is inadequate, additional loan charge-offs will reduce the amount owed on the debenture issued to DEPCO in connection with the acquisition. Through March 31, 1999, the Company has netted $24,896 in excess charge-offs against the Senior Debenture. At March 31, 1999, the remaining balance of acquired loans was $1,858,326.

DEPOSITS AND OTHER BORROWINGS
-----------------------------

Total deposits decreased $1,006,561 during the three months ended March 31, 1999, from $104,371,928 at December 31, 1998, to $103,365,367 at March 31, 1999.
During the three months ended March 31,1999, demand, savings and money market deposits increased $945,916 while time deposits decreased $1,952,477. Included in the decrease of time deposits was a $700,000 withdrawal by a single municipal depositor from a short term certificate of deposit.

Securities sold under agreements to repurchase decreased $216,155 during the three months ended March 31, 1999 to $12,039,725 from $12,255,880 at December 31, 1998. Federal Home Loan Bank advances increased $1,900,204 to $8,104,281 at March 31, 1999, from $6,204,077 at December 31, 1998. This increase was the result of the Company's continued strategy of match funding selected loan originations.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $1,470,016 for the three months ended March 31, 1999, compared to $1,264,404 for the first quarter of 1998. This increase was the result of an increase in net interest spreads and margins as well as an increase in interest-earning assets.

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


                                                                              THREE MONTHS ENDED MARCH 31,
                                                       ---------------------------------------------------------------------------
                                                           1999                                                             1998
                                                       -------------------------------------   -----------------------------------
                                                                        INTEREST    AVERAGE                    INTEREST   AVERAGE
                                                          AVERAGE       INCOME/     YIELD/      AVERAGE        INCOME/     YIELD/
                                                          BALANCE       EXPENSE      RATE       BALANCE        EXPENSE      RATE
                                                       -------------  -----------  ---------  ------------  -------------  -------
                                                                                 (DOLLARS IN THOUSANDS)
INTEREST - EARNING ASSETS:
   Loans.............................................  $ 89,378,320   $2,078,577       9.30%  $ 78,143,199  $  1,888,173     9.67%
   Investment securities taxable - AFS...............    30,165,980      404,434       5.36     27,573,925       394,069     5.72
   Investment securities taxable - HTM...............    13,148,653      175,629       5.34     11,175,943       161,067     5.76
   Securities purchased under agreements to
      resell.........................................     3,749,121       36,589       3.90      4,759,633        60,162     5.06
   Federal Home Loan Bank Stock and other                   559,287        7,752       5.54        772,781        10,488     5.43
                                                       ------------   ----------       ----   ------------  ------------     ----
TOTAL INTEREST-EARNING ASSETS........................   137,001,361    2,702,981       7.89    122,425,481     2,513,959     8.21
NONINTEREST-EARNING ASSETS:
  Cash and due from banks............................     2,293,341                              2,081,615
    Premises and equipment...........................     2,407,191                              2,462,381
    Other real estate owned..........................       448,682                                766,301
    Allowance for loan losses........................    (1,287,900)                            (1,547,730)
    Other assets.....................................     1,297,641                              1,361,160
                                                         ----------                           ------------
TOTAL NONINTEREST-EARNING ASSETS.....................     5,158,955                              5,123,727
                                                       ------------                           ------------
TOTAL ASSETS.........................................  $142,160,316                           $127,549,208
                                                       ============                           ============

INTEREST - BEARING LIABILITIES:
    Deposits:
             Interest bearing demand and NOW
             deposits................................  $  3,411,554   $   12,340       1.45   $  3,652,219  $     17,555     1.92%
             Savings deposits........................    17,481,734       91,145       2.09     16,584,880       107,522     2.59
             Money market deposits...................     1,455,090        7,132       1.96      1,285,459         7,681     2.39
             Time deposits...........................    65,959,543      821,174       4.98     64,387,373       888,377     5.52
     Securities sold under agreements to
            repurchase...............................    12,126,200      150,808       4.97     10,769,830       156,852     5.83
     Federal Home Loan Bank advances.......               7,177,688       99,666       5.55        436,632         6,888     6.31
     Senior debenture................................     3,016,080       50,700       6.72      2,969,298        64,680     8.71
                                                       ------------   ----------       ----   ------------  ------------     ----
TOTAL INTEREST-BEARING LIABILITIES...................   110,627,889    1,232,965       4.46    100,085,691     1,249,555     4.99
                                                                      ----------       ----                 ------------     ----

NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits.....................    15,697,353                             12,296,481
    Other liabilities................................     1,248,518                              1,316,480
                                                       ------------                           ------------
TOTAL NONINTEREST-BEARING LIABILITIES................    16,945,871                             13,612,961
STOCKHOLDERS' EQUITY.................................    14,586,556                             13,850,556
                                                       ------------                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........  $142,160,316                           $127,549,208
                                                       ============                           ============
NET INTEREST INCOME..................................                 $1,470,016                            $  1,264,404
                                                                      ==========                             ============
INTEREST SPREAD......................................                                  3.43%                                 3.22%
                                                                                       =====                                 =====
NET INTEREST MARGIN..................................                                  4.29%                                 4.13%
                                                                                       =====                                 =====

Interest income increased $189,023 or 7.5%, to $2,702,981, from $2,513,958.
This increase was attributable to a $14.6 million increase in average interest-earning assets, offset somewhat by a 32 basis point decline in earning asset yields. Within earning assets, average loans increased $11.2 million, or 14.4%, while average investments increased $3.4 million. During the first quarter of 1999, average loans represented 65.2% of total average interest-earning assets, compared to 63.8% during the first quarter of 1998. This growth from lower yielding investments to higher yielding loans helped slow the decline in interest-earning asset yield in a declining interest rate environment and helped improve the Company's net interest spread. In terms of rate/volume, the decline in rates reduced interest income by approximately $120,000; but the increase in volume contributed approximately $310,000 in interest income.

Total interest expense amounted to $1,232,965 in the first quarter of 1999 compared to $1,249,555 in the first quarter of 1998, or a decrease of $16,590, or 1.3%. Average interest-bearing deposits grew $10.5 million, while cost of funds declined 53 basis points to 4.46% from 4.99%. Deposit pricing (especially within passbook, statement savings, NOW, money market and one-year certificates of deposit) in a declining interest rate environment accounted for the decline in the Company's cost of funds. In terms of rate/volume, the decline in rates helped reduce interest expense by approximately $152,000, while the increase in total interest bearing liabilities caused an increase of approximately $135,000 in interest expense.

Net interest income rose $205,612 or 16.3% during the first quarter of 1999 compared to the comparable quarter of the prior year, to $1,470,016 from $1,264,404. The primary reasons for this increase were due to the $14.6 million increase in average interest-earning assets and the 21 basis point increase in average net interest spread to 3.43% from 3.22%. Overall, as a result of a declining interest rate environment, net interest income increased approximately $32,000, while the growth in interest-earning assets increased net interest income approximately $174,000. For the first quarter of 1999, net interest margin improved to 4.29% from 4.13% a year earlier.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses totaled $75,000 for the three months ended March 31, 1999, compared to $50,000 during the same three month period of the prior year. The increased provision was not an indication of a deterioration of asset
quality, but rather a reflection of loan portfolio growth.   At March 31, 1999,
the allowance for loan losses as a percent of total loans was 1.50% compared to 1.68% at March 31, 1998.

NONINTEREST INCOME
------------------

Total noninterest income equaled $217,837 for the three months ended March 31, 1999, compared to $153,884 during the same period of the prior year. Gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans of $100,202 during the first quarter of 1999 compared to $35,705 during the first quarter of 1998 account for the increase in total noninterest income.

NONINTEREST EXPENSE
-------------------

Noninterest expense increased $122,567 or 14.6% to $962,854 from $840,287. Salaries and benefits increased $58,041 or 12.9% primarily as a result of three additional full time equivalent (FTE) positions to 45 FTE in 1999 vs. 42 FTE in 1998 and across the board pay increases and higher benefit costs. Occupancy and equipment expense increased $14,073 or 8.6% primarily due to depreciation charges associated with 1998's capital expenditures. OREO expenses are up nearly $12,000 due to the lack of income producing properties in portfolio as well as higher costs to dispose. Other operating costs are up approximately $39,000, or 17.3% mainly due to increases in discretionary spending categories.

INCOME TAXES
------------

Income taxes for the three months ended March 31,1999 and 1998, were 37.3% and 36.2%, respectively, of pretax income. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income of interest income on U.S. Treasury obligations and certain government agency debt securities.

CAPITAL ADEQUACY
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of March 31, 1999:

                                    REGULATORY
                                    MINIMUM (2)    ACTUAL
                                    -----------    -------

The Company (1)
  Risk-based:
    Tier 1........................     4.00%        16.45%
    Totals........................     8.00         17.70
  Leverage........................     3.00         10.24

The Bank
 Risk-based:
   Tier 1.........................     4.00%        16.28%
   Totals.......................       8.00         17.53
 Leverage.........................     3.00         10.25


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

At December 31, 1998, the most recent date for which this information is available, the Company's one year static gap position was a negative $15,562,000 or 11.0% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk'. At December 31, 1998, the Company's earnings-at-risk under a 200 basis point interest rate shock test measured a negative 4.3% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 10.1% of market value of equity at December 31, 1998. At December 31, 1998, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.


LIQUIDITY
---------

Liquidity is defined as the ability to meet current and future financial obligations of a short-term nature. The Company further defines liquidity as the ability to respond to the needs of depositors and borrowers and to earning enhancement opportunities in a changing marketplace. Primary sources of liquidity consist of deposit inflows, loan repayments, securities sold under agreements to repurchase, FHLB advances, maturity of investment securities and sales of securities from the available-for-sale portfolio. These sources fund the Bank's lending and investment activities.

At March 31, 1999, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $16.1 million, or 11.3% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term borrowings of nearly $40.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At March 31, 1999, the Company held state and municipal demand deposits of $1.0 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

The Company is cognizant of the special liquidity demands posed by the Year 2000 issue. Liquidity plans are being developed to ensure adequate liquidity on hand and available should abnormal demands result from the Year 2000 issue. Refer to the discussion below regarding Year 2000 compliance.

YEAR 2000 COMPLIANCE
--------------------

The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. The Company has adopted a Year 2000 Plan which calls for completion of a risk assessment, identification, reprogramming and testing of all programs and systems. As of March 31, 1999, the Company completed the risk assessment and identification phase of the Year 2000 Plan and has substantially completed the reprogramming and testing phase. The Plan requires all programs and systems to be fully tested and Year 2000 compliant by June 30, 1999, and the Company expects to complete the reprogramming and testing phase by June 30, 1999.

The Company's Board of Directors plays a very active role in the Year 2000 compliance effort. The Board has approved the Year 2000 Plan and receives monthly status reports from members of the project team. The FDIC has also played a very active role and has visited the Company on two occasions to examine the Company's progress.

In confronting the Year 2000 problem, the Company faces potential risks to its and the Bank's operations. As stated above, the Company purchases substantially all of its software from third parties who face the same Year 2000 challenge as the Company. In addition, the Company relies almost exclusively on other companies for the functioning of its automated system. Thus, the Company's operations could be adversely affected if the operations of these third parties are adversely affected by the Year 2000 problem. Included among these risks faced by the Company is the risk that the Year 2000 date change may result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if those commercial loan customers of the Bank whose operations depend heavily on computers and computer software experience Year 2000 compliance problems and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. This could force the Bank to increase its provision for loan losses or take more aggressive collection actions, potentially impacting the Company's earnings. Furthermore, the Bank faces the risk that in light of potential uncertainty as to the availability of their funds after the date change and a decrease in interest rates, the Bank's deposit customers could withdraw their funds, causing the Bank to experience deposit run-off prior to the Year 2000 date change. This potential deposit contraction could make it necessary for the Company to change its sources of funding which could materially affect the Company's earnings. Moreover, to the extent that the risks posed by the Year 2000 problem are pervasive in data processing and transmission and communications services worldwide, the Company cannot predict with any certainty that its operations will remain materially unaffected after January 1, 2000, or on dates preceding this date at which time post-January 1, 2000 dates become significant within the Bank's systems. Finally, to the extent that certain utility and communication services utilized by the Company face Year 2000 problems, the Company's operations could be disrupted.

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

                                   First Financial Corp.


May 5, 1999                        /s/Patrick J. Shanahan,Jr
----------------------------       -------------------------------
Date                               Patrick J. Shanahan, Jr.
                                   Chairman, President and Chief Executive
                                   Officer


May 5, 1999                        /s/ John A. Macomber
----------------------------       -------------------------------
Date                               John A. Macomber
                                   Vice President, Treasurer
                                   and Chief Financial Officer