Form 10-Q
period 1999-06-30
FIRST FINANCIAL CORP /RI/
filed 1999-08-05
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 1999      Commission file number 0-27878


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      X    Yes  _______ No
                                     ------

At July 30, 1999, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,231,241 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX

                                                                                                             PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements..............................................................................     1
     Consolidated Balance Sheets - June 30, 1999 and December 31, 1998.....................................     1

     Consolidated Statements of Income - Three months and six months ended June 30, 1999
      and 1998.............................................................................................     2

     Consolidated Statements of Stockholders' Equity and Comprehensive Income - Six months
      ended June 30, 1999 and year ended December 31, 1998.................................................     3

     Consolidated Statements of Cash Flows - Six months ended June 30, 1999 and 1998.......................     4

     Notes to Consolidated Financial Statements - June 30, 1999............................................     5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations.................................................................................     7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................................................    14

Item 2 - Changes in Securities.............................................................................    15

Item 3 - Defaults Upon Senior Securities...................................................................    15

Item 4 - Submission of Matters to a Vote of Security Holders...............................................    15

Item 5 - Other Information.................................................................................    15

Item 6 - Exhibits and Reports on Form 8-K..................................................................    16

SIGNATURES.................................................................................................    17

EXHIBITS

Computation of per share earnings - Exhibit 11.............................................................    18

Financial Data Schedule - Exhibit 27.......................................................................    19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,     December 31,
                                                                                    1999           1998
                                                                               -------------   ------------
                                             ASSETS                            (Unaudited)
CASH AND DUE FROM BANKS......................................................  $   3,048,444   $  2,342,782
 SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                   4,141,255      2,723,488
LOANS HELD FOR SALE..........................................................      2,184,000        357,493
INVESTMENT SECURITIES:
   Held-to-maturity (market value: $13,636,108 and $13,673,673)..............     13,798,950     13,733,393
   Available-for sale (amortized cost: $31,271,555 and $32,969,558)..........     31,168,218     33,087,290
                                                                                ------------   ------------
        Total investment securities..........................................     44,967,168     46,820,683
                                                                                ------------   ------------
FEDERAL HOME LOAN BANK STOCK.................................................        487,500        447,700
LOANS:
   Commercial................................................................     12,518,716     14,762,537
   Commercial real estate....................................................     60,230,240     50,646,390
   Residential real estate...................................................     14,271,629     16,417,012
   Home equity lines of credit...............................................      2,937,594      3,489,029
   Consumer..................................................................        849,536      1,047,141
                                                                                ------------   ------------
                                                                                  90,807,715     86,362,109
   Less - Unearned discount..................................................         41,885         66,264
   Allowance for loan losses.................................................      1,393,652      1,287,058
                                                                                ------------   ------------
        Net loans............................................................     89,372,178     85,008,787
                                                                                ------------   ------------
OTHER REAL ESTATE OWNED......................................................         47,290        513,127
PREMISES AND EQUIPMENT, net..................................................      2,213,693      2,416,790
OTHER ASSETS.................................................................      1,428,790      1,288,080
                                                                                ------------   ------------
TOTAL ASSETS.................................................................   $147,890,318   $141,918,930
                                                                                ============   ============

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  Demand.....................................................................   $ 20,631,466   $ 15,743,185
  Savings and money market accounts..........................................     23,310,724     21,940,330
  Time deposits..............................................................     65,607,779     66,688,413
                                                                                ------------   ------------
       Total deposits........................................................    109,549,969    104,371,928
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...............................     11,857,890     12,255,880
FEDERAL HOME LOAN BANK ADVANCES..............................................      9,748,426      6,204,077
ACCRUED EXPENSES AND OTHER LIABILITIES.......................................      1,764,708      1,302,316
SENIOR DEBENTURE.............................................................             --      2,971,487
                                                                                ------------   ------------
TOTAL LIABILITIES............................................................    132,920,993    127,105,688
                                                                                ------------   ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $1 par value
      Authorized - 5,000,000 shares
      Issued - 1,328,041 shares..............................................      1,328,041      1,328,041
  Surplus....................................................................      4,431,380      4,431,380
  Retained earnings..........................................................      9,803,241      9,130,143
  Accumulated other comprehensive income.....................................        (62,002)        70,638
                                                                                ------------   ------------
                                                                                  15,500,660     14,960,202
  Less - Treasury stock, at cost, 96,800 shares in 1999; 66,800 shares
     In 1998.................................................................        531,335        146,960
                                                                                ------------   ------------
TOTAL STOCKHOLDERS' EQUITY...................................................     14,969,325     14,813,242
                                                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $147,890,318   $141,918,930
                                                                                ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                            Six Months Ended            Three Months Ended
                                                                                June 30,                     June 30,
                                                                         -----------------------      ------------------------
                                                                            1999        1998             1999         1998
                                                                         ----------   ----------      -----------   ----------
                                                                                               (Unaudited)
INTEREST INCOME:
    Interest and fees on loans.........................................  $4,201,084   $3,811,188      $2,122,507    $1,923,015
    Interest and dividends on investment securities-
             U.S. Government and agency obligations....................     852,965      909,114         434,950       508,931
             Collateralized mortgage obligations.......................      74,070       15,676          35,032         7,949
             Mortgage-backed securities................................     207,773      273,423          96,598       137,703
             Marketable equity securities and other....................      31,698       37,283          12,111        15,290
    Interest on cash equivalents.......................................      74,509      132,478          37,920        72,316
                                                                         ----------   ----------      ----------    ----------
             Total interest income.....................................   5,442,099    5,179,162       2,739,118     2,665,204
                                                                         ----------   ----------      ----------    ----------
INTEREST EXPENSE:
    Interest on deposits...............................................   1,857,640    2,070,580         925,849     1,049,446
     Interest on repurchase agreements.................................     300,511      353,348         149,703       196,496
    Interest on advances...............................................     215,465       39,267         115,799        32,380
    Interest on debenture..............................................      84,503      129,147          33,803        64,466
                                                                         ----------   ----------      ----------    ----------
            Total interest expense.....................................   2,458,119    2,592,342       1,225,154     1,342,788
                                                                         ----------   ----------      ----------    ----------
            Net interest income........................................   2,983,980    2,586,820       1,513,964     1,322,416
PROVISION FOR LOAN LOSSES..............................................     125,000      125,000          50,000        75,000
                                                                         ----------   ----------      ----------    ----------
            Net interest income after provision for
      loan losses......................................................   2,858,980    2,461,820       1,463,964     1,247,416
                                                                         ----------   ----------      ----------    ----------
NONINTEREST INCOME:
    Service charges on deposits........................................     132,094      138,954          65,023        72,846
    Gain on sale of securities.........................................  ----------   ----------      ----------    ----------
    Gain on loan sales.................................................     154,154       71,837          53,952        36,132
    Other..............................................................      99,420       97,218          48,856        45,148
                                                                         ----------   ----------      ----------    ----------
            Total noninterest income...................................     385,668      308,009         167,831       154,126
                                                                         ----------   ----------      ----------    ----------
NONINTEREST EXPENSE:
     Salaries and employee benefits....................................   1,022,075      893,652         515,732       445,350
       Occupancy expense...............................................     336,947      198,785         231,257
     98,860
     Equipment expense.................................................     147,257      132,148          74,875        68,074
      Other real estate owned net (gains) losses and expenses              (212,110)      34,613        (226,681)       32,005
      Computer services................................................     124,636      101,928          65,428        48,690
     Deposit insurance assessments.....................................       5,977        6,000           2,977         3,004
     Other operating expenses..........................................     406,755      337,455         205,095       168,311
                                                                         ----------   ----------      ----------    ----------
            Total noninterest expense..................................   1,831,537    1,704,581         868,683       864,294
                                                                         ----------   ----------      ----------    ----------
            Income before provision for income taxes...................   1,413,111    1,065,248         763,112       537,248
PROVISION FOR INCOME TAXES.............................................     517,039      374,553         274,499       183,371
                                                                         ----------   ----------      ----------    ----------
NET INCOME.............................................................  $  896,072   $  690,695      $  488,613    $  353,877
                                                                         ==========   ==========      ==========    ==========
Earnings per share:
            Basic......................................................       $0.73        $0.55           $0.40         $0.28
                                                                         ==========   ==========      ==========    ==========
            Diluted....................................................       $0.73        $0.55           $0.40         $0.28
                                                                         ==========   ==========      ==========    ==========
Weighted average common shares outstanding.............................   1,235,136    1,261,241       1,231,241     1,261,241
Diluted effect of common stock equivalents.............................          --           --              --            --
                                                                         ----------   ----------      ----------    ----------
Weighted average common and common stock equivalent
     shares outstanding................................................   1,235,136    1,261,241       1,231,241     1,261,241
                                                                         ==========   ==========      ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                         Accumulated
                                                                            Other                          Total
                                     Common                 Retained    Comprehensive    Treasury      Stockholders'   Comprehensive
                                      Stock     Surplus     Earnings       Income          Stock          Equity          Income
                                   ----------  ----------  ----------   -------------  -------------      ----------   -------------
Balance, December 31, 1997......   $1,328,041  $4,431,380  $7,982,792   $    117,380    $ (146,960)      $13,712,633

Net income......................           --          --   1,450,048             --            --         1,450,048   $ 1,450,048

Other comprehensive income, net
   of tax:

   Unrealized holding losses....           --          --          --        (46,742)           --           (46,742)      (46,742)
                                                                                                                       -----------

Comprehensive income............           --          --          --             --            --                --   $ 1,403,306
                                                                                                                       ===========

Dividends declared ($.24 per
   share).......................           --          --    (302,697))           --            --          (302,697)
                                   ----------  ----------  ----------   ------------    ------------      ----------

Balance, December 31, 1998......    1,328,041   4,431,380   9,130,143         70,638      (146,960)       14,813,242

Net income......................           --          --          --        896,072            --           896,072   $   896,072

Other comprehensive income, net
   of tax:

   Unrealized holding losses....           --          --          --             --      (132,640)         (132,640)     (132,640)
                                                                                                                       -----------

Comprehensive income............           --          --          --             --            --                --   $   763,432
                                                                                                                       ===========

Dividends declared ($.18 per
   share).......................           --          --          --       (222,974)           --          (222,974)

Repurchase of 30,000 shares
    common stock................           --          --          --             --      (384,375)         (384,375)
                                   ----------  ----------  ----------   ------------    ------------     -----------
Balance, June 30, 1999..........   $1,328,041  $4,431,380  $9,803,241   $    (62,002)   $ (531,335)      $14,969,325
                                   ==========  ==========  ==========   ============    ============     ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                                          1999           1998
                                                                                                      -------------   ------------
                                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income....................................................................................... $     896,072   $    690,695
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses....................................................................       125,000        125,000
        Depreciation and amortization................................................................       153,792        141,739
        Write-off of impaired long-lived asset.......................................................       129,362             --
        Amortization of discount on debenture........................................................        15,860        102,674
        Net accretion on investment securities held-to-maturity......................................        (3,155)        (3,500)
        Net accretion on investment securities available-for-sale....................................      (186,185)      (100,317)
        (Gains) losses on sale of OREO...............................................................      (219,118)        18,952
       Gains on sales of loans.......................................................................      (154,154)       (71,837)
        Proceeds from sales of loans.................................................................     2,268,857      1,020,210
        Loans originated for sale....................................................................    (3,958,631)      (728,373)
        Net  (decrease) increase in unearned discount................................................       (24,379)        37,570
        Net (increase) in other assets...............................................................      (140,710)      (121,781)
        Net increase (decrease) in deferred loan fees................................................        12,315         (3,529)
        Net increase (decrease) in accrued expenses and other liabilities............................       289,730       (159,947)
                                                                                                      -------------   ------------
      Net cash (used in)  provided by operating activities...........................................      (795,344)       947,556
                                                                                                      -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock..........................................................       (39,800)            --
   Proceeds from maturities of investment securities
       held-to-maturity..............................................................................     2,425,992      8,895,095
   Proceeds from maturities of investment securities
      available-for-sale.............................................................................   167,546,146     43,539,739
   Purchase of investment securities held-to-maturity................................................    (2,488,394)    (8,942,494)
   Purchase of investment securities available-for-sale..............................................  (165,662,016)   (53,173,983)
   Net increase in loans.............................................................................    (4,476,327)    (3,056,787)
   Purchase of premises and equipment................................................................       (80,057)       (77,090)
   Sales of OREO.....................................................................................       684,955        344,217
                                                                                                      -------------   ------------
      Net cash used in investing activities..........................................................    (2,089,501)   (12,471,303)
                                                                                                      -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in demand accounts........................................................     4,888,281       (251,911)
   Net increase (decrease) in savings and money market accounts......................................     1,370,394     (2,053,735)
   Net (decrease) increase in time deposits..........................................................    (1,080,634)     3,073,887
   Net (decrease) increase in repurchase agreements..................................................      (397,990)     4,983,691
   Net increase in Federal Home Loan Bank advances...................................................     3,544,349      2,335,933
   Repayment of senior debenture.....................................................................    (2,708,777)            --
   Purchase of common stock for treasury.............................................................      (384,375)            --
   Dividends paid....................................................................................      (222,974)      (138,737)
                                                                                                      -------------   ------------
      Net cash provided by financing activities......................................................     5,008,274      7,949,128
                                                                                                      -------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS.......................................................................................     2,123,429     (3,574,619)
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD...........................................................................................     5,066,270      6,715,014
                                                                                                      -------------   ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD............................................................ $   7,189,699   $  3,140,395
                                                                                                      =============   ============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
     INFORMATION:
   Interest paid..................................................................................... $   2,462,048   $  2,592,349
                                                                                                      =============   ============
   Income taxes paid................................................................................. $     843,000   $    599,500
                                                                                                      =============   ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
   Transfer of loans to OREO.........................................................................
                                                                                                      $          --   $    110,000
                                                                                                      =============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 1999

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and six months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On July 12, 1999, the Company declared dividends of $110,811.69 or $.09 per share to all common stockholders of record on August 2, 1999, payable on August 16, 1999.

(3)  RECENT DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137, "Deferral of the Effective Date of FASB Statement No. 133", is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1998 (and, at the Company's election, before January 1, 1999). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing or method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

     In May 1992, the Company issued a $3 million Senior Debenture to the Depositors Economic Protection Corporation (DEPCO) in connection with its acquisition of certain assets and the assumption of certain liabilities of Chariho-Exeter Credit Union. Under the terms of the Senior Debenture, the Company was allowed to charge net acquired loan losses in excess of the acquired loan loss reserve against the outstanding Senior Debenture. On May 31, 1999, the Senior Debenture matured. The Company repaid the Debenture in the amount of $2,708,777, which represented the original face value of $3,000,000, less $291,223 in net acquired loan losses in excess of the acquired loan loss reserve.

(4)  BUSINESS SEGMENTS

     The Company's community banking business segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which derives its revenues from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits. There is no single major customer and the Company operates within a single geographic area (southeastern New England).

     Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These nonreportable segments include the Parent Company.

     The accounting policies used in the disclosure of business segments for these interim financial statements are the same as those used in the December 31, 1998 Annual Report on Form 10-K. The consolidation adjustments reflect certain eliminations of intersegment revenue.

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                                              Community                  Other Adjustments
                                               Banking          Other     and Eliminations       Consolidated
                                              ----------       --------  ------------------      ------------

     Three Months Ended June 30, 1999
          Net Interest Income                 $1,529,169       $498,113          $(513,318)        $1,513,964
          Provision for Loan Losses               50,000        ------             -------             50,000
          Total Noninterest Income               167,831        ------             -------            167,831
          Total Noninterest Expense              846,683         22,000            -------            868,683
          Net Income                             513,318        488,613           (513,318)           488,613

     Three Months Ended June 30, 1998
          Net Interest Income                 $1,338,619       $360,248          $(376,451)        $1,322,416
          Provision for Loan Losses               75,000         -----              ------             75,000
          Total Noninterest Income               154,126         -----              ------            154,126
          Total Noninterest Expense              846,294         18,000             ------            864,294
          Net Income                             376,451        353,877           (376,451)           353,877

     Six Months Ended June 30, 1999
          Net Interest Income                 $3,011,320       $918,112          $(945,452)        $2,983,980
          Provision for Loan Losses              125,000         -----              ------            125,000
          Total Noninterest Income               385,668         -----              ------            385,668
          Total Noninterest Expense            1,785,537         46,000             ------          1,831,537
          Net Income                             945,452        896,072           (945,452)           896,072

     Six Months Ended June 30, 1998
          Net Interest Income                 $2,619,789       $703,248          $(736,217)        $2,586,820
          Provision for Loan Losses              125,000         -----             -------            125,000
          Total noninterest Income               308,009         -----             -------            308,009
          Total Noninterest Expense            1,668,581         36,000            -------          1,704,581
          Net Income                             736,217        690,695           (736,217)           690,695

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances, and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for loan losses, occupancy costs and, when necessary, expenses related to other real estate owned acquired through foreclosure (OREO) and to the administration of nonperforming and other classified assets.

SUMMARY
--------

During the three months ended June 30, 1999, the Company recorded two one-time transactions. The first nonrecurring transaction was the sale of OREO at a gain of $222,452. The second nonrecurring transaction was a $129,362 write-off of a long-lived asset in recognition of its impaired value. The after-tax impact of these two transactions was to increase net income by $61,439.

For the three months ended June 30, 1999, the Company reported net income of $488,613 compared to net income of $353,877 for the three months ended June 30, 1998, or an increase of 38.1%. Basic and diluted net income per share were $0.40 for the quarter ended June 30, 1999, compared to $0.28 per share for the same three month period of the prior year. Excluding the nonrecurring transactions mentioned above, net income for the three months ended June 30, 1999, would have been $427,174, or an increase of 20.7% over net income for the second quarter of 1998. Net income per share would have been $0.35 for the second quarter of 1999 compared to $0.28 per share for last year's second quarter. Net income for the six months ended June 30, 1999 amounted to $896,072 compared to net income of $690,695 for the six months ended June 30, 1998. Basic and diluted net income per share for the six months ended June 30, 1999, were $0.73 compared to $0.55 per share for the six months ended June 30, 1998. Excluding the previously discussed nonrecurring transactions, net income for the six months ended June 30, 1999 would have been $834,633, or an increase of 20.8% over net income for the first six months of 1998. Net income per share would have been $0.68 for the six months ended June 30, 1999, compared to $0.55 per share for the six months ended June 30, 1998.

The second quarter ended June 30, 1999, was another record quarter for the Company--was the fifth (5) consecutive record quarter and; represented the twelfth (12th) record quarter of the past fourteen (14) quarters. Overall, this achievement was accomplished as a result of (i) an increase in net interest spreads and margins, (ii) balance sheet growth, predominately within the loan portfolio, (iii) an increase in the recognition of gains on SBA loan sales, and
(iv) continued strength in asset quality.

Total assets increased $5,971,388 or 4.2% to $147,890,318 at June 30, 1999, from $141,918,930 at December 31, 1998. The loan portfolio, net of unearned discount, increased $4,469,985 or 5.2% to $90,765,830 at June 30, 1999, from $86,295,845 at December 31, 1998. Investment securities decreased $1,853,515 to $44,967,168 at June 30, 1999, from $46,820,683 at December 31, 1998, while cash, cash equivalents, and loans held for sale increased $3,949,936 to $9,373,699 at June 30, 1999, from $5,423,763 at December 31, 1998. The increase in the Company's total assets was funded primarily from, (i) a $5,178,041 or 5.0% increase in total deposits to $109,549,969 at June 30, 1999, from $104,371,928 at December 31, 1998; (ii) a $3,544,349 increase in Federal Home Loan Bank advances; less
(iii) the repayment of the senior debenture of $2,971,487.


Financial Condition

Asset Quality
--------------

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

                                                                  As of and for the       As of and for the
                                                                   six months ended         year ended
                                                                      June  30,            December 31,
                                                                  --------------------   ------------------
                                                                    1999         1998          1998
                                                                  ---------    -------   ------------------
                                                                               (Dollars in Thousands)
          Nonperforming loans...................................    $ 126        $ 248          $-----
          Other real estate owned...............................    $  47        $ 529           $ 513
          Total nonperforming assets............................    $ 173        $ 777           $ 513
          Loans 30-89 days delinquent...........................    $ 583        $ 603           $ 161
          Nonperforming assets to total assets..................     0.12%        0.57%           0.36%
          Nonperforming loans to total loans....................     0.14%        0.32%           ----
          Net loan charge-offs to average loans.................     0.02%        0.06%           0.22%
          Allowance for loan losses to total loans..............     1.53%        1.67%           1.53%
          Allowance for loan losses to nonperforming
              loans (multiple)..................................    11.10X        5.20X             NM

     The following represents the activity in the allowance for loan losses for the three and six months ended June 30, 1999 and 1998:



                                                                 Six Months Ended            Three Months Ended
                                                                     June 30,                     June 30,
                                                             -----------------------      -----------------------
                                                                1999         1998           1999         1998
                                                             ----------  -----------     ----------   -----------
Bank Reserve:
  Balance at beginning of period.........................    $1,287,058   $1,208,322     $1,318,374    $1,259,180
     Provision...........................................       125,000      125,000         50,000        75,000
     Loan charge-offs....................................       (46,852)     (51,223)          ----       (49,934)
     Recoveries..........................................        28,446        8,998         25,278         6,851
                                                             ----------   ----------     ----------    ----------
  Balance at end of period...............................     1,393,652    1,291,097      1,393,652     1,291,097
                                                             ----------   ----------     ----------    ----------

Acquired Reserve:
  Balance at beginning of period.........................         -----      388,291           ----       168,966
     Loan charge-offs....................................      (266,482)    (272,188)      (266,482)      (55,688)
     Recoveries (Administrative Costs)...................         1,638       (6,205)           155        (3,380)
     Reclassification to Senior Debenture................       264,844         ----        266,327          ----
                                                             ----------   ----------     ----------    ----------
  Balance at end of period...............................         -----      109,898           ----       109,898
                                                             ----------   ----------     ----------    ----------
  Total Reserve..........................................    $1,393,652   $1,400,995     $1,393,652    $1,400,995
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

Deposits and Other Borrowings
-----------------------------

Total deposits increased $5,178,041 during the six months ended June 30, 1999, from $104,371,928 at December 31, 1998, to $109,549,969 at June 30, 1999. During
the six months ended June 30, 1999, demand, savings and money market deposits increased $6,258,675 while time deposits decreased $1,080,634. Included in the decrease of time deposits was a $700,000 withdrawal by a single municipal depositor from a short-term certificate of deposit. The increase in demand and savings deposits was primarily the result of the development, delivery and marketing of a new small business demand deposit account, cross-selling of products, and customer concern over the recently announced merger of two major competitors.

Securities sold under agreements to repurchase decreased $397,990 during the six months ended June 30, 1999, to $11,857,890 from $12,255,880 at December 31,
1998. Federal Home Loan Bank advances increased $3,544,349 to $9,748,426 at June 30, 1999, from $6,204,077 at December 31, 1998. This increase was the result of the Company's continued strategy of match funding selected loan originations.

On May 31, 1999, the Company repaid the Senior Debenture in the amount of $2,708,777, which represented the original face value of $3,000,000, less $291,223 in net acquired loan losses in excess of the acquired loan loss reserve.

Results of Operations

Net Interest Income
--------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $2,983,980 for the six months ended June 30, 1999, compared to $2,586,820 for the six months ended June 30, 1998. This increase was the result of an increase in net interest spread and margin as well as an increase in interest-earning assets.

The following table sets forth certain information relating to the Company's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances. Loans are net of unearned discount. Nonaccrual loans are included in the average balances used in calculating this table.

                                                                         Six Months Ended June 30,
                                                ----------------------------------------------------------------------------
                                                               1999                                     1998
                                                -----------------------------------      -----------------------------------
                                                                Interest    Average                      Interest    Average
                                                  Average        Income/    Yield/         Average        Income/    Yield/
                                                  Balance        Expense     Rate          Balance        Expense     Rate
                                                  -------        -------     ----          -------        -------     ----
Interest - earning assets:

 Loans......................................    $ 89,835,475   $4,201,084    9.35%       $ 78,977,414   $3,811,188    9.65%
 Investment securities taxable - AFS........      30,037,301      786,661    5.24%         30,849,364      885,877    5.74%
 Investment securities taxable - HTM........      13,269,027      363,998    5.49%         11,300,100      330,894    5.86%
 Securities purchased under agreements
    to resell...............................       3,790,269       74,509    3.93%          5,364,397      132,478    4.94%
 Federal Home Loan Bank Stock and other.....         472,255       15,847    6.71%            685,946       18,725    5.46%
                                                ------------   ----------    -----       ------------   ----------    -----

Total interest-earning assets...............     137,404,327    5,442,099    7.92%        127,177,221    5,179,162    8.14%
                                                               ----------    -----                      ----------    -----

Noninterest-earning assets:

 Cash and due from banks....................       2,401,343                                2,224,283
 Premises and equipment.....................       2,386,403                                2,446,098
 Other real estate owned....................         421,736                                  677,422
 Allowance for loan losses..................      (1,259,705)                              (1,497,002)
 Other assets...............................       1,322,010                                1,398,100
                                                ------------                             ------------

Total noninterest-earning assets............      5, 271,787                                5,248,901
                                                ------------                             ------------

Total assets................................    $142,676,114                             $132,426,122
                                                ============                             ============

Interest - bearing liabilities:
Deposits:
   Interest-bearing demand and NOW
     deposits...............................    $  3,457,562   $   25,204    1.46%       $  3,742,089   $   36,198    1.93%
   Savings deposits.........................      17,843,570      188,545    2.11%         16,780,458      218,691    2.61%
   Money market deposits....................       1,510,307       15,173    2.01%          1,224,047       14,655    2.39%
   Time deposits............................      65,537,310    1,628,718    4.97%         65,242,966    1,801,037    5.52%
Securities sold under agreements to
     repurchase.............................      12,043,802      300,511    4.99%         12,772,634      353,348    5.53%
Federal Home Loan Bank advances.............       7,639,702      215,465    5.64%          1,249,937       39,267    6.28%
Senior debenture............................       2,428,590       84,503    6.96%          2,983,450      129,146    8.66%
                                                ------------   ----------    -----       ------------   ----------    -----

Total interest-bearing liabilities..........     110,460,843    2,458,119    4.45%        103,995,581    2,592,342    4.99%
                                                               ----------    -----                      ----------    -----

Noninterest-bearing liabilities:
 Noninterest-bearing deposits...............      16,275,856                               13,177,883
 Other liabilities..........................       1,278,526                                1,308,601
                                                ------------                             ------------

Total noninterest-bearing liabilities.......      17,554,382                               14,486,484

Stockholders' equity........................      14,660,889                               13,944,057
                                                ------------                             ------------

Total liabilities and stockholders' equity..    $142,676,114                             $132,426,122
                                                ============                             ============

Net interest income.........................                   $2,983,980                               $2,586,820
                                                               ==========                               ==========

Net interest spread.........................                                 3.47%                                    3.16%
                                                                             =====                                    =====

Net interest margin.........................                                 4.34%                                    4.07%
                                                                             =====                                    =====

Total interest income for the three months ended June 30, 1999, was $2,739,118, compared to $2,665,204 for the same three month period of the prior year. This increase of $73,914 or 2.77% was primarily the result of a $5.9 million increase in quarterly average interest-earning assets during the second quarter of 1999 over the second quarter of 1998. Average loans outstanding increased $10.4 million funded by a $3.1 million increase in average retail deposits; a $3.3 million increase in wholesale sources; and nearly $4.0 million from the lower yielding investment portfolio. The increase in quarterly average earning assets more than offset the reduction in earning asset yields which declined 12 basis points to 7.95% for the three months ended June 30, 1999, from 8.07% for the three months ended June 30, 1998. Total interest income for the six months ended June 30, 1999, was $5,442,099, compared to $5,179,162 for the six months ended June 30, 1998. This increase of $262,937 or 5.08% was largely the result of a $10.2 million increase in average interest- earning assets, all of which took place in the loan portfolio which grew an average of $10.8 million, or 13.7%. The yield on interest-earning assets declined 22 basis points to 7.92% for the six months ended June 30, 1999, from 8.14% for the same six month period of 1998. This decline is primarily a reflection of a lower interest rate environment. In terms of rate/volume, the decline in rates reduced interest income by approximately $240,000; while the increase in volume contributed approximately $503,000 in interest income.

Total interest expense for the three months ended June 30, 1999, was $1,225,154, compared to $1,342,788 for the same three month period of the prior year. This decrease of $117,634, or 8.76% was primarily the result of a lower interest rate environment which reduced the Company's cost of funds 53 basis point to 4.44% for the three months ended June 30, 1999, from 4.97% for the same three month period of the prior year. For the six months ended June 30,1999, total interest expense was $2,458,119, as compared to $2,592,342 for the same six month period of 1998. Although average interest-bearing liabilities increased $6.5 million, the decline in interest expense was attributable to deposit pricing in a declining interest rate environment which reduced the Company's cost of funds by 54 basis points to 4.45% for the six months ended June 30, 1999, from 4.99% for the same six month period of 1998. In terms of rate/volume, the decline in rates reduced interest expense nearly $296,000, while the increase in total interest-bearing liabilities caused an increase of approximately $162,000 in interest expense.

For the three months ended June 30,1999, net interest income amounted to $1,513,964, an increase of $191,548, or 14.48% over net interest income of $1,322,416 for the same three month period of 1998. For the six months ended June 30,1999, net interest income amounted to $2,983,980, compared to $2,586,820, or an increase of $397,160, or 15.35% over the same six month period of 1998. Changes in rates accounted for nearly $57,000 of this increase, while balance sheet growth or volume contributed approximately $340,000. Overall, the Company's net interest margin improved to 4.34% for the six months ended June 30, 1999, from 4.07% for the first six months of 1998.

Provision for Loan Losses
-------------------------

The provision for loan losses totaled $50,000 for the three months ended June 30, 1999, and $75,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, the provision for loan losses amounted to $125,000. The decrease in the provision for the three months ended June 30, 1999, as compared to the same period of the prior year is the result of improvement in asset quality reflected by decreases in nonperforming loans and nonperforming assets, as well as a decrease in net loan charge-offs to average loans outstanding.

Noninterest Income
------------------

Total noninterest income increased $13,705 to $167,831 for the three months ended June 30, 1999, from $154,126 for the three months ended June 30, 1998.
For the six months ended June 30, 1999 and 1998, noninterest income increased $77,659 to $385,668 from $308,009. For both the three month and six month reporting period, the increases were attributable to an increase in gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans.

Noninterest Expense
-------------------

Total noninterest expense amounted to $868,683 and $864,294 for the three months ended June 30, 1999 and 1998, respectively. Excluding the nonrecurring transactions relating to the gain on OREO sale and the write-off of a long-lived asset, noninterest expense would have amounted to $961,773 for the three months ended June 30, 1999, or an increase of

$97,479, or 11.28%. For the six months ended June 30, 1999 and 1998, noninterest expense was $1,831,537 and $1,704,581, respectively. Excluding the nonrecurring transactions, noninterest expense would have totaled $1,924,627 for the six months ended June 30, 1999, or an increase of $220,046, or 12.91%. For both the three month and six month periods ended June 30, 1999, the increases in overhead costs are primarily the result of (i) higher salaries and wages associated with filling additional staff positions, and across-the-board pay increases, (ii) higher benefit costs, (iii) technology enhancements resulting in increased computer servicing costs, (iv) increases in legal and professional fees, and (v) higher marketing, advertising and business development costs.

Income Taxes
------------

Income taxes for the three months ended June 30, 1999, were $274,499 or 36.0% of pretax income, compared to $183,371 or 34.1% of pretax income for the three months ended June 30, 1998. For the six months ended June 30, 1999 and 1998, income taxes were $517,039 and $374,553, respectively, or 36.6% and 35.2% of pretax income, respectively. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income, of interest income on U.S. Treasury obligations and certain government agency debt securities. The higher effective tax rates in 1999 were primarily due to proportionately less income favorably taxed for state income tax purposes.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of June 30, 1999:

                                                Regulatory
                                                Minimum (2)     Actual
                                                -----------     ------
               The Company (1)
                Risk-based:
                    Tier 1...................      4.00%        16.49%
                    Totals...................      8.00         17.75
                Leverage.....................      3.00         10.50

               The Bank
                Risk-based:
                    Tier 1...................      4.00%        15.80%
                    Totals...................      8.00         17.06
                Leverage.....................      3.00         10.14

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

At March 31, 1999, the most recent date for which this information is available, the Company's one year static gap position was a negative $11,880,000 or 8.3% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk". At March 31, 1999, the Company's earnings-at-risk under a +/-200 basis point interest rate shock test measured a negative 4.2% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 10.3% of market value of equity at March 31, 1999. At March 31, 1999, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At June 30, 1999, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $20.2 million, or 13.6% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term borrowings of nearly $40.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At June 30, 1999, the Company held state and municipal demand deposits of $1.3 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

The Company is cognizant of the special liquidity demands posed by the Year 2000 issue. Liquidity plans have been developed to ensure adequate liquidity on hand and available should abnormal demands result from the Year 2000 issue. Refer to the discussion below regarding Year 2000 compliance.

Year 2000 Compliance
--------------------

The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. The Company has adopted a Year 2000 Plan which calls for completion of a risk assessment, identification, reprogramming and testing of all programs and systems. As of June 30, 1999, the Company completed the risk assessment, identification, reprogramming and testing phase of the Year 2000 Plan. With the exception of an item processing software application which is scheduled for testing in August 1999, all programs and systems have been successfully tested for year 2000.

The Company' s Board of Directors plays a very active role in the Year 2000 compliance effort. The Board has approved the Year 2000 Plan and receives monthly status reports from members of the project team. The FDIC has also played a very active role and has visited the Company on two occasions to examine the Company's progress.

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

The Company is in constant communication with its outside vendors, with whom it is reliant, to ensure that their timetable and progress is consistent with that of the Company. The Company has also communicated with significant borrowers and mission critical vendors to determine the status of their Year 2000 compliance efforts. The Company has also kept the Bank's depositors informed of its efforts. The Company has incorporated a Business Continuity or Contingency Plan into the Year 2000 Plan. The Contingency Plan, which is a supplement to the Company's Disaster Recovery Plan, calls for a conversion to another core system provider in the event of a system failure during the remediation effort. If the failure occurs on or after January 1, 2000, the Company will convert to a manual system until the computerized system is remedied. The Company believes that a major system failure is highly unlikely, but limited exceptions across its core applications may occur. The Company does not anticipate that the remedial or systems' failure costs incurred in connection with Year 2000 compliance will be material to its financial condition or results of operations.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its 1999 Annual Meeting of Stockholders on May 12, 1999. The meeting was held for the purpose of: (i) electing Raymond F. Bernardo, Joseph
A. Keough, Esq., Peter L. Mathieu, Jr., M.D. and Fred J. Simon, Jr., Directors of the Company for a three year term expiring at the Annual Meeting in the year 2002 and (ii) ratifying the selection of Arthur Andersen LLP as the independent public accountants for the Company for the fiscal year ending December 31, 1999.

At the time of the 1999 Annual Meeting there were 1,231,241 shares entitled to vote. Shares voted either in person or by proxy totaled 1,005,495 shares. The results of the votes cast were as follows:

                                                                 For     Against   Abstention
                                                                -----    -------   ----------
(i)   To elect Directors of the Company for three years:

      Raymond F. Bernardo                                      962,457                43,038
      Joseph A. Keough, Esq.                                   962,535                42,960
      Peter L. Mathieu, Jr., M.D.                              962,535                42,960
      Fred J. Simon, Jr.                                       962,535                42,960

(ii)  To select Arthur Andersen LLP as independent
      public accountants for the Company for the             1,001,195    3,200        1,000
      fiscal year ending December 31, 1999

In addition, upon completion of the Annual Meeting the Director's terms continue as follows:

             Name                                 Term to Expire in:
             ----                                 ------------------

      Artin Coloian, Esq.                                2000
      John Nazarian, Ph.D.                               2000
      William P. Shields                                 2000
      Patrick J. Shanahan, Jr.                           2001
      Gary R. Alger                                      2001
      Joseph V. Mega                                     2001

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

                                             First Financial Corp.



July 30, 1999                                /s/ Patrick J. Shanahan, Jr.
-----------------------------                -----------------------------------
Date                                         Patrick J. Shanahan, Jr.
                                             Chairman, President and Chief
                                             Executive Officer

July 30, 1999                                /s/ John A. Macomber
-----------------------------                -----------------------------------
Date                                         John A. Macomber
                                             Vice President, Treasurer
                                             and Chief Financial Officer