Form 10-Q
period 1999-09-30
FIRST FINANCIAL CORP /RI/
filed 1999-11-10
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended                           Commission file number
SEPTEMBER 30, 1999                                       0-27878


                             FIRST FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)


         RHODE ISLAND                                          05-0391383
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


180 WASHINGTON STREET, PROVIDENCE, RHODE ISLAND                    02903
(Address of principal executive offices)                        (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (401) 421-3600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     X  Yes      No
                                     -----           -----

At October 29, 1999, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,231,241 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX


 PART I - FINANCIAL INFORMATION

                                                                                                                               PAGE
Item 1 - Financial Statements................................................................................................... 1
     Consolidated Balance Sheets - September 30, 1999 and December 31, 1998..................................................... 1

     Consolidated Statements of Income - Three months and nine months ended September 30, 1999 and 1998......................... 2

     Consolidated Statements of Stockholders' Equity and Comprehensive Income - Nine months ended September 30, 1999 and year ended December 31, 1998............................................................................................... 3

     Consolidated Statements of Cash Flows - Nine months ended September 30, 1999 and 1998...................................... 4

     Notes to Consolidated Financial Statements - September 30, 1999............................................................ 5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.................................. 7

 PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................................................................... 14

Item 2 - Changes in Securities.................................................................................................. 14

Item 3 - Defaults Upon Senior Securities........................................................................................ 14

Item 4 - Submission of Matters to a Vote of Security Holders.................................................................... 15

Item 5 - Other Information...................................................................................................... 15

Item 6 - Exhibits and Reports on Form 8-K....................................................................................... 15

SIGNATURES...................................................................................................................... 16

 EXHIBITS

Computation of per share earnings - Exhibit 11.................................................................................. 17

Financial Data Schedule - Exhibit 27............................................................................................ 18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                    1999           1998
                                                                               --------------  -------------
                                                                                (UNAUDITED)
                                 ASSETS
CASH AND DUE FROM BANKS......................................................   $  1,835,893   $  2,342,782
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL..............................      2,614,444      2,723,488
LOANS HELD FOR SALE..........................................................      1,158,207        357,493
INVESTMENT SECURITIES:
   Held-to-maturity (market value: $16,025,418 and $13,673,673)..............     16,205,969     13,733,393
   Available-for sale (amortized cost: $30,590,928 and $32,969,558)..........     30,373,049     33,087,290
                                                                                ------------   ------------
        Total investment securities..........................................     46,579,018     46,820,683
                                                                                ------------   ------------
FEDERAL HOME LOAN BANK STOCK.................................................        610,100        447,700
LOANS:
   Commercial................................................................     11,419,748     14,762,537
   Commercial real estate....................................................     63,761,538     50,646,390
   Residential real estate...................................................     13,491,510     16,417,012
   Home equity lines of credit...............................................      3,001,456      3,489,029
   Consumer..................................................................        865,983      1,047,141
                                                                                ------------   ------------
                                                                                  92,540,235     86,362,109
   Less - Unearned discount..................................................         33,366         66,264
   Allowance for loan losses.................................................      1,479,782      1,287,058
                                                                                ------------   ------------
        Net loans............................................................     91,027,087     85,008,787
                                                                                ------------   ------------
OTHER REAL ESTATE OWNED......................................................         47,290        513,127
PREMISES AND EQUIPMENT, net..................................................      2,137,445      2,416,790
OTHER ASSETS.................................................................      1,785,505      1,288,080
                                                                                ------------   ------------
TOTAL ASSETS.................................................................   $147,794,989   $141,918,930
                                                                                ============   ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  Demand.....................................................................   $ 21,124,026   $ 15,743,185
  Savings and money market accounts..........................................     23,971,884     21,940,330
  Time deposits..............................................................     64,359,438     66,688,413
                                                                                ------------   ------------
       Total deposits........................................................    109,455,348    104,371,928
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...............................      9,439,699     12,255,880
FEDERAL HOME LOAN BANK ADVANCES..............................................     12,200,893      6,204,077
ACCRUED EXPENSES AND OTHER LIABILITIES.......................................      1,466,006      1,302,316
SENIOR DEBENTURE.............................................................             --      2,971,487
                                                                                ------------   ------------
TOTAL LIABILITIES............................................................    132,561,946    127,105,688
                                                                                ------------   ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $1 par value
      Authorized - 5,000,000 shares
      Issued - 1,328,041 shares..............................................      1,328,041      1,328,041
  Surplus....................................................................      4,431,380      4,431,380
  Retained earnings..........................................................     10,135,684      9,130,143
  Accumulated other comprehensive income.....................................       (130,727)        70,638
                                                                                ------------   ------------
                                                                                  15,764,378     14,960,202
  Less - Treasury stock, at cost, 96,800 shares in 1999; 66,800 shares
     in 1998.................................................................        531,335        146,960
                                                                                ------------   ------------
TOTAL STOCKHOLDERS' EQUITY...................................................     15,233,043     14,813,242
                                                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................   $147,794,989   $141,918,930
                                                                                ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

     FIRST FINANCIAL CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF INCOME

                                                                        NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                                  -----------------------------  ----------------------------
                                                                       1999           1998           1999        1998
                                                                  --------------  -------------  ------------- --------------
                                                                                           (UNAUDITED)
INTEREST INCOME:
    Interest and fees on loans..................................     $6,423,225      $5,790,886     $2,222,141    $1,979,698
    Interest and dividends on investment securities-
       U.S. Government and agency obligations...................      1,320,632       1,404,151        467,667       495,037
       Collateralized mortgage obligations......................        102,407          30,396         28,337        14,720
       Mortgage-backed securities...........................            302,415         417,021         94,642       143,598
       Marketable equity securities and other...................         53,748          53,155         22,050        15,872
    Interest on cash equivalents................................        112,337         172,366         37,828        39,888
                                                                     ----------      ----------     ----------    ----------
       Total interest income....................................      8,314,764       7,867,975      2,872,665     2,688,813
                                                                     ----------      ----------     ----------    ----------
INTEREST EXPENSE:
    Interest on deposits........................................      2,798,458       3,089,046        940,818     1,018,466
    Interest on repurchase agreements...........................        443,843         551,110        143,332       197,762
    Interest on advances........................................        365,661          82,484        150,197        43,217
    Interest on debenture.......................................         84,503         193,184             --        64,037
                                                                     ----------      ----------     ----------    ----------
       Total interest expense...................................      3,692,465       3,915,824      1,234,347     1,323,482
                                                                     ----------      ----------     ----------    ----------
       Net interest income......................................      4,622,299       3,952,151      1,638,318     1,365,331
PROVISION FOR LOAN LOSSES.......................................        200,000         200,000         75,000        75,000
                                                                     ----------      ----------     ----------    ----------
       Net interest income after provision for
         loan losses...........................................       4,422,299       3,752,151      1,563,318     1,290,331
                                                                     ----------      ----------     ----------    ----------
NONINTEREST INCOME:
    Service charges on deposits.................................        200,080         211,206         67,986        72,252
    Gain on sale of securities..................................     ----------      ----------      ---------    ----------
    Gain on loan sales..........................................        236,610         115,572         82,456        43,735
    Other.......................................................        164,215         134,265         64,795        37,047
                                                                     ----------      ----------     ----------    ----------
       Total noninterest income.................................        600,905         461,043        215,237       153,034
                                                                     ----------      ----------     ----------    ----------
NONINTEREST EXPENSE:
     Salaries and employee benefits.............................      1,581,673       1,337,968        559,598       444,316
     Occupancy expense..........................................        441,283         299,978        104,336       101,193
     Equipment expense..........................................        224,769         200,468         77,512        68,320
     Other real estate owned net (gains) losses and expenses           (211,028)         45,285          1,082        10,672
     Computer services..........................................        193,567         158,191         68,931        56,263
     Deposit insurance assessments..............................          8,887           8,962          2,910         2,962
     Other operating expenses...................................        671,935         525,803        265,180       188,348
                                                                     ----------      ----------     ----------    ----------
       Total noninterest expense................................      2,911,086       2,576,655      1,079,549       872,074
                                                                     ----------      ----------     ----------    ----------
       Income before provision for income taxes.................      2,112,118       1,636,539        699,006       571,291
PROVISION FOR INCOME TAXES......................................        772,792         579,246        255,751       204,693
                                                                     ----------      ----------     ----------    ----------
NET INCOME......................................................     $1,339,326      $1,057,293     $  443,255    $  366,598
                                                                     ==========      ==========     ==========    ==========
Earnings per share:
       Basic....................................................     $     1.09      $     0.84     $     0.36    $     0.29
                                                                     ==========      ==========     ==========    ==========
       Diluted..................................................     $     1.09      $     0.84     $     0.36    $     0.29
                                                                     ==========      ==========     ==========    ==========
Weighted average common shares outstanding......................      1,233,823       1,261,241      1,231,241     1,261,241
Diluted effect of common stock equivalents......................             --              --             --            --
                                                                     ----------      ----------     ----------    ----------
Weighted average common and common stock equivalent
     shares outstanding.........................................      1,233,823       1,261,241      1,231,241     1,261,241
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


                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                           ACCUMULATED
                                                                              OTHER         TOTAL
                                      COMMON                  RETAINED    COMPREHENSIVE    TREASURY    STOCKHOLDERS'   COMPREHENSIVE
                                      STOCK      SURPLUS      EARNINGS        INCOME        STOCK          EQUITY          INCOME
                                  -----------  -----------  ------------  -------------  ------------  --------------  -------------
Balance, December 31, 1997.......  $1,328,041   $4,431,380   $ 7,982,792   $ 117,380      $ (146,960)    $13,712,633

Net income.......................   --------     --------      1,450,048    -------        ---------       1,450,048    $1,450,048

Other comprehensive income, net
   of tax:

   Unrealized holding losses.....   --------     --------     ---------      (46,742)      ---------         (46,742)      (46,742)

Comprehensive income.............   --------     --------     ---------     -------        ---------     -----------    $1,403,306
                                                                                                                       =============
Dividends declared ($.24 per
   share)........................   --------     --------       (302,697)   -------        ---------        (302,697)
                                  -----------  -----------  ------------  -------------  ------------  --------------  -------------

Balance, December 31, 1998.......   1,328,041    4,431,380     9,130,143      70,638        (146,960)     14,813,242

Net income.......................   ---------    ---------     1,339,326    -------        ---------       1,339,326    $1,339,326

Other comprehensive income, net
   of tax:

   Unrealized holding losses.....   ---------    ---------    ---------     (201,365)      ---------        (201,365)     (201,365)

Comprehensive income.............   ---------    ---------    ---------     -------        ---------     ----------     $1,137,961
                                                                                                                       =============
Dividends declared ($.27 per
   share)........................   ---------    ---------      (333,785)   -------        ---------        (333,785)

Repurchase of 30,000 shares
    common stock.................   ---------    ---------    ---------     -------         (384,375)       (384,375)
                                  -----------  -----------  ------------  -------------  ------------  --------------  -------------

Balance, September 30, 1999......  $1,328,041   $4,431,380   $10,135,684   $(130,727)     $ (531,335)    $15,233,043
                                  ===========  ===========  ============  =============  ============  =============   =============


  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    NINE MONTHS ENDED SEPTEMBER  30,
                                                                                    --------------------------------
                                                                                        1999                  1998
                                                                                    ------------          ------------
                                                                                               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income....................................................................  $   1,339,326         $  1,057,293
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses.................................................        200,000              200,000
        Depreciation and amortization.............................................        236,282              213,827
        Write-off of impaired long-lived asset....................................        129,362          -----------
        Amortization of discount on debenture.....................................         15,860              154,487
        Net accretion on investment securities held-to-maturity...................         (4,751)              (4,285)
        Net accretion on investment securities available-for-sale.................       (294,930)            (183,404)
        (Gains) losses on sale of OREO............................................       (219,118)              18,952
       Gains on sales of loans....................................................       (236,610)            (115,572)
        Proceeds from sales of loans..............................................      4,255,701            2,261,042
        Loans originated for sale.................................................     (4,819,805)          (1,835,421)
        Net  (decrease) increase in unearned discount.............................        (32,898)              25,257
        Net (increase) in other assets............................................       (497,425)             (65,704)
        Net increase (decrease) in deferred loan fees.............................         16,289              (21,366)
        Net increase (decrease) in accrued expenses and other liabilities.........         19,366             (211,910)
                                                                                    -------------         ------------
      Net cash provided by operating activities...................................        106,649            1,493,196
                                                                                    -------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock.......................................       (162,400)         -----------
   Proceeds from maturities of investment securities
       held-to-maturity...........................................................      3,015,257           12,602,696
   Proceeds from maturities of investment securities
      available-for-sale..........................................................    251,642,803           88,517,783
   Purchase of investment securities held-to-maturity.............................     (5,483,082)         (10,660,411)
   Purchase of investment securities available-for-sale...........................   (248,969,243)         (94,950,993)
   Net increase in loans..........................................................     (6,201,691)          (3,513,959)
   Purchase of premises and equipment.............................................        (86,299)            (106,101)
   Sales of OREO..................................................................        684,955              344,217
                                                                                    -------------         ------------
      Net cash used in investing activities.......................................     (5,559,700)          (7,766,768)
                                                                                    -------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand accounts................................................      5,380,841            2,428,466
   Net increase (decrease) in savings and money market accounts...................      2,031,554           (1,292,399)
   Net (decrease) increase in time deposits.......................................     (2,328,975)           1,066,553
   Net (decrease) increase in repurchase agreements...............................     (2,816,181)           2,096,610
   Net increase in Federal Home Loan Bank advances................................      5,996,816            5,121,336
   Repayment of senior debenture..................................................     (2,708,777)        -----------
   Purchase of common stock for treasury..........................................       (384,375)        -----------
   Dividends paid.................................................................       (333,785)            (214,412)
                                                                                    -------------         ------------
      Net cash provided by financing activities...................................      4,837,118            9,206,154
                                                                                    -------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS....................................................................       (615,933)           2,932,582
CASH AND CASH EQUIVALENTS, BEGINNING OF
    PERIOD........................................................................      5,066,270            6,715,014
                                                                                    -------------         ------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD.........................................  $   4,450,337         $  9,647,596
                                                                                    =============         ============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
     INFORMATION:
   Interest paid..................................................................  $   3,688,797         $  3,922,304
                                                                                    =============         ============
   Income taxes paid..............................................................  $     936,000         $    872,000
                                                                                    =============         ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
   Transfer of loans to OREO......................................................  $ -----------         $    145,000
                                                                                    =============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1999

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1998, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On October 18, 1999, the Company declared dividends of $110,811.69 or $.09 per share to all common stockholders of record on November 1, 1999, payable on November 15, 1999.

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

     The accounting policies used in the disclosure of business segments for these interim financial statements are the same as those used in the Company's December 31, 1998 annual report and Form 10-K. The consolidation adjustments reflect certain eliminations of intersegment revenue.

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                                              COMMUNITY               OTHER ADJUSTMENTS
                                               BANKING      OTHER     AND ELIMINATIONS   CONSOLIDATED
                                              ----------  ----------  -----------------  ------------

     Three Months Ended September 30, 1999
          Net Interest Income                 $1,626,814  $  463,005       $  (451,501)    $1,638,318
          Provision for Loan Losses               75,000   ---------        ----------         75,000
          Total Noninterest Income               215,237   ---------        ----------        215,237
          Total Noninterest Expense            1,055,549      24,000        ----------      1,079,549
          Net Income                             451,501     443,255          (451,501)       443,255

     Three Months Ended September 30, 1998
          Net Interest Income                 $1,381,527  $  374,291       $  (390,487)    $1,365,331
          Provision for Loan Losses               75,000   ---------        ----------         75,000
          Total Noninterest Income               153,034   ---------        ----------        153,034
          Total Noninterest Expense              852,074      20,000        ----------        872,074
          Net Income                             390,487     366,598          (390,487)       366,598

     Nine Months Ended September 30, 1999
          Net Interest Income                 $4,638,134  $1,381,118       $(1,396,953)    $4,622,299
          Provision for Loan Losses              200,000   ---------        ----------        200,000
          Total Noninterest Income               600,905   ---------        ----------        600,905
          Total Noninterest Expense            2,841,086      70,000        ----------      2,911,086
          Net Income                           1,396,953   1,339,326        (1,396,953)     1,339,326

     Nine Months Ended September 30, 1998
          Net Interest Income                 $4,001,316  $1,077,539       $(1,126,704)    $3,952,151
          Provision for Loan Losses              200,000   ---------        ----------        200,000
          Total Noninterest Income               461,043   ---------        ----------        461,043
          Total Noninterest Expense            2,520,655      56,000        ----------      2,576,655
          Net Income                           1,126,704   1,057,293        (1,126,704)     1,057,293

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for loan losses, occupancy costs and, when necessary, expenses related to other real estate owned acquired through foreclosure (OREO) and to the administration of nonperforming and other classified assets.

SUMMARY
-------

For the three months ended September 30, 1999, the Company reported net income of $443,255 compared to net income of $366,598 for the three months ended September 30, 1998, or an increase of 20.9%. Basic and diluted net income per share were $0.36 for the quarter ended September 30, 1999, compared to $0.29 per share for the same three month period of the prior year. Net income for the nine months ended September 30, 1999 amounted to $1,339,326 compared to net income of $1,057,293 for the nine months ended September 30, 1998. Basic and diluted net income per share for the nine months ended September 30, 1999, were $1.09 compared to $0.84 per share for the nine months ended September 30, 1998.

Exclusive of 1999's second quarter one-time net gains of $61,439, the third quarter ended September 30, 1999, was another record quarter for the Company; the sixth (6) consecutive record quarter and; represented the thirteenth (13th) record quarter of the past fifteen (15) quarters. Overall, this achievement was accomplished as a result of (i) an increase in net interest spreads and margins,
(ii) balance sheet growth, predominately within the loan portfolio, (iii) an increase in the recognition of gains on SBA loan sales, and (iv) continued strength in asset quality.

Total assets increased $5,876,059 or 4.1% to $147,794,989 at September 30,1999, from $141,918,930 at December 31, 1998. The loan portfolio, net of unearned discount, increased $6,211,024 or 7.2% to $92,506,869 at September 30, 1999,
from $86,295,845 at December 31, 1998. Investment securities decreased $241,665 to $46,579,018 at September 30, 1999, from $46,820,683 at December 31, 1998, while cash, cash equivalents, and loans held for sale increased $184,781 to $5,608,544 at September 30, 1999, from $5,423,763 at December 31, 1998. The increase in the Company's total assets was funded primarily from (i) a $5,083,420 or 4.9% increase in total deposits to $109,455,348 at September 30, 1999, from $104,371,928 at December 31, 1998; (ii)
a $3,180,635 increase in wholesale funding sources; less (iii) the repayment of the Senior Debenture of $2,971,487.

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

                                                                  AS OF AND FOR THE      AS OF AND FOR THE
                                                                  NINE MONTHS ENDED          YEAR ENDED
                                                                    SEPTEMBER  30,          DECEMBER 31,
                                                                  ------------------     ------------------
                                                                  1999          1998           1998
                                                                  ------------------     ------------------
                                                                              (Dollars in Thousands)
  Nonperforming loans...................................           $ 344       $ 102          $----
  Other real estate owned...............................           $  47       $ 564          $ 513
  Total nonperforming assets............................           $ 391       $ 666          $ 513
  Loans 30-89 days delinquent...........................           $  75       $ 269          $ 161
  Nonperforming assets to total assets..................            0.26%       0.48%          0.36%
  Nonperforming loans to total loans....................            0.37%       0.13%           ----
  Net loan charge-offs to average loans.................            0.01%       0.11%          0.22%
  Allowance for loan losses to total loans..............            1.60%       1.70%          1.53%
  Allowance for loan losses to nonperforming
  loans (multiple).........................................         4.31X      13.03X            NM


The following represents the activity in the allowance for loan losses for the three and nine months ended September 30, 1999 and 1998:


                                                                 NINE MONTHS ENDED             THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                  SEPTEMBER  30,
                                                             ------------------------       ------------------------
                                                                1999          1998             1999         1998
                                                             ----------    ----------       ----------   ----------
Bank Reserve:
  Balance at beginning of period.........................    $1,287,058    $1,208,322       $1,393,652   $1,291,097
   Provision.............................................       200,000       200,000           75,000       75,000
   Loan charge-offs.....................................        (53,633)      (96,214)          (6,781)     (44,991)
   Recoveries............................................        46,357        10,830           17,911        1,832
                                                             ----------    ----------       ----------   ----------
  Balance at end of period................................    1,479,782     1,322,938        1,479,782    1,322,938
                                                             ----------    ----------       ----------   ----------
 Acquired Reserve:
  Balance at beginning of period.........................     ---------       388,291        ---------      109,898
   Loan charge-offs....................................        (266,482)     (460,093)       ---------     (187,905)
   Recoveries (Administrative Costs)...............               1,638       (12,072)       ---------      ( 5,867)
   Reclassification to Senior Debenture.................        264,844        83,874        ---------       83,874
  Balance at end of period...............................     ---------         -0-          ---------         -0-
                                                              ---------    ----------       ----------   ----------
  Total Reserve..........................................    $1,479,782    $1,322,938       $1,479,782   $1,322,938
                                                              =========    ==========       ==========   ==========

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

DEPOSITS AND OTHER BORROWINGS
-----------------------------

Total deposits increased $5,083,420 during the nine months ended September 30, 1999, from $104,371,928 at December 31, 1998, to $109,455,348 at September 30,
1999. During the nine months ended September 30, 1999, demand, savings and money market deposits increased $7,412,395 while time deposits decreased $2,328,975. Included in the decrease of time deposits was a $700,000 withdrawal by a single municipal depositor from a short-term certificate of deposit. The increase in demand and savings deposits was primarily the result of the development, delivery and marketing of a new small business demand deposit account, cross-selling of products, and customer concern over the merger of two major competitors.

Securities sold under agreements to repurchase decreased $2,816,181 during the nine months ended September 30, 1999, to $9,439,699 from $12,255,880 at December 31, 1998. Federal Home Loan Bank advances increased $5,996,816 to $12,200,893 at September 30, 1999, from $6,204,077 at December 31, 1998. This increase was the result of the Company's continued strategy of match funding selected loan originations, along with the refinancing of a maturing repurchase agreement.

On May 31, 1999, the Company repaid the Senior Debenture in the amount of $2,708,777, which represented the original face value of $3,000,000, less $291,223 in net acquired loan losses in excess of the acquired loan loss reserve.

RESULTS OF OPERATIONS

NET INTEREST INCOME
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $4,622,299 for the nine months ended September 30, 1999, compared to $3,952,151 for the nine months ended September 30, 1998. This increase was the result of an increase in net interest spread and margin as well as an increase in interest-earning assets.

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

                                                                        NINE MONTHS ENDED SEPTEMBER  30,
                                                   --------------------------------------------------------------------------
                                                                  1999                                     1998
                                                   --------------------------------------   ----------------------------------
                                                                   INTEREST      AVERAGE                  INTEREST    AVERAGE
                                                      AVERAGE       INCOME/      YIELD/       AVERAGE      INCOME/    YIELD/
                                                      BALANCE       EXPENSE       RATE        BALANCE      EXPENSE     RATE
                                                   -------------  -----------  -----------  ------------  ----------  -------
INTEREST - EARNING ASSETS:

   Loans.........................................  $ 90,874,046   $6,423,225       9.42%    $ 79,719,220  $5,790,886    9.69%
   Investment securities taxable - AFS...........    29,477,563    1,179,815       5.34%      31,598,074   1,355,965    5.72%
   Investment securities taxable - HTM...........    13,949,265      575,671       5.50%      11,789,641     519,237    5.87%
   Securities purchased under agreements to
       resell....................................     3,772,509      112,336       3.97%       4,670,541     172,366    4.92%
   Federal Home Loan Bank Stock and other               509,291       23,717       6.21%         650,796      29,521    6.05%
                                                   ------------   ----------   ----------   ------------  ----------    ----

TOTAL INTEREST-EARNING ASSETS....................   138,582,674    8,314,764       8.00%     128,428,272   7,867,975    8.17%
                                                                  ----------   ----------                 ----------    ----
NONINTEREST-EARNING ASSETS:

   Cash and due from banks.......................     2,455,368                                2,247,630
   Premises and equipment........................     2,316,530                                2,425,423
   Other real estate owned.......................       295,549                                  628,181
   Allowance for loan losses.....................    (1,317,545)                              (1,449,007)
   Other assets..................................     1,347,378                                1,407,109
                                                   ------------                             ------------

TOTAL NONINTEREST-EARNING ASSETS.................    5, 097,280                                5,259,336
                                                   ------------                             ------------

TOTAL ASSETS.....................................  $143,679,954                             $133,687,608
                                                   ============                             ============

INTEREST - BEARING LIABILITIES:
Deposits:
       Interest-bearing demand and NOW
            deposits.............................  $  3,370,488   $   37,031       1.46%    $  3,631,059  $   53,379    1.96%
       Savings deposits..........................    18,164,147      290,654       2.13%      16,855,297     331,617    2.62%
       Money market deposits.....................     1,708,890       26,234       2.05%       1,235,979      22,298    2.41%
       Time deposits.............................    65,451,593    2,444,538       4.98%      64,954,932   2,681,752    5.50%
Securities sold under agreements to
       repurchase................................    11,779,565      443,843       5.02%      13,338,248     551,110    5.51%
Federal Home Loan Bank advances..................     8,431,741      365,662       5.78%       1,770,683      82,484    6.21%
Senior debenture.................................     1,610,164       84,503       7.00%       2,988,448     193,184    8.62%
                                                   ------------   ----------   ----------   ------------  ----------    ----

TOTAL INTEREST-BEARING LIABILITIES...............   110,516,588    3,692,465       4.45%     104,774,646   3,915,824    4.98%
                                                                  ----------   ----------                 ----------    ----
NONINTEREST-BEARING LIABILITIES:
    Noninterest-bearing deposits.................    17,055,731                               13,571,412
    Other liabilities............................     1,275,887                                1,264,137
                                                   ------------                             ------------

TOTAL NONINTEREST-BEARING LIABILITIES............    18,331,618                               14,835,549

STOCKHOLDERS' EQUITY.............................    14,831,748                               14,077,413
                                                   ------------                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.        $143,679,954                             $133,687,608
                                                   ============                             ============

NET INTEREST INCOME..............................                 $4,622,299                              $3,952,151
                                                                ============                              ==========

NET INTEREST SPREAD..............................                                  3.55%                                3.19%
                                                                               ==========                               ====

NET INTEREST MARGIN..............................                                  4.45%                                4.10%
                                                                               ==========                               ====

Total interest income for the three months ended September 30, 1999, was $2,872,665, compared to $2,688,813 for the same three month period of the prior year. This increase was primarily the result of a $10.1 million increase in quarterly average interest-earning assets to $140.8 million from $130.7 million, offset somewhat by a 6 basis point decline in yields to 8.16% from 8.22%. The quarterly average loan portfolio grew $11.6 million to $92.7 million, while the investment portfolio declined $1.5 million. Total interest expense declined $89,135 to $1,234,347 for the three months ended September 30, 1999, from $1,323,482 for the same three month period of the prior year. This decrease occurred despite a $4.3 million increase in interest-bearing liabilities. A favorable interest rate environment along with aggressive reduction in deposit product pricing enabled the Company's cost of funds to decline 53 basis points to 4.45% from 4.98%. Overall, net interest income increased $272,987 to $1,638,318 for the three months ended September 30, 1999 from $1,365,331 for the same three month period of the prior year; net interest spreads increased 47 basis points to 3.71% from 3.24% and; net interest margin improved 50 basis points to 4.67% from 4.17%. The improvement in margin was the result of the improvement in spreads and a $5.8 million increase in noninterest-bearing liabilities which was used to fund earning asset growth.

Net interest income increased $670,148 or 17.0% to $4,622,299 for the nine months ended September 30, 1999, from $3,952,151 for the same nine month period of the prior year. This increase primarily resulted from a $10.2 million increase in average interest-earning assets, funded primarily by a $5.7 million increase in interest-bearing liabilities ($5.1 million of which was from wholesale funding sources) and a $3.5 million increase in noninterest-bearing liabilities. As a result of a favorable interest rate environment, the yield on earning assets declined only 17 basis points to 8.00% from 8.17%, while cost of funds declined 53 basis points to 4.45% from 4.98%. Consequently, net interest spread increased 36 basis points to 3.55% from 3.19% and net interest margin improved 35 basis points to 4.45% from 4.10%. In terms of rate/volume, of the $670,148 increase in net interest income, approximately $558,000 is related to increases in earning assets and approximately $112,000 is related to changes in interest rates.

PROVISION FOR LOAN LOSSES
-------------------------

The provision for loan losses totaled $75,000 for the three months ended September 30, 1999 and 1998. For the nine months ended September 30, 1999 and 1998, the provision for loan losses amounted to $200,000. With 1999 net charge-offs to total average loans of only 0.01% and nonperforming loans to total loans of only 0.37%, the provision was a reflection of portfolio growth rather than asset quality deterioration.

NONINTEREST INCOME
------------------

Total noninterest income increased $62,203 to $215,237 for the three months ended September 30, 1999, from $153,034 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, noninterest income increased $139,862 to $600,905 from $461,043. For both the three month and nine month reporting period, the increases were attributable primarily to an increase in gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans.

NONINTEREST EXPENSE
-------------------

Total noninterest expense amounted to $1,079,549 and $872,074 for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, noninterest expense was $2,911,086 and $2,576,655, respectively. For both the three month and nine month periods ended September 30, 1999, the increases in overhead costs are primarily the result of
(i) higher salaries and wages associated with filling additional staff positions, and across-the-board pay increases, (ii) higher benefit costs, (iii) technology enhancements resulting in increased computer servicing costs, (iv) increases in legal and professional fees, and (v) higher marketing, advertising and business development costs.

INCOME TAXES
------------

Income taxes for the three months ended September 30, 1999, were $255,751 or 36.6% of pretax income, compared to

$204,693 or 35.8% of pretax income for the three months ended September 30, 1998. For the nine months ended September 30, 1999 and 1998, income taxes were $772,792 and $579,246, respectively, or 36.6% and 35.4% of pretax income, respectively. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income, of interest income on U.S. Treasury obligations and certain government agency debt securities. The higher effective tax rates in 1999 were primarily due to proportionately less income favorably taxed for state income tax purposes.

CAPITAL ADEQUACY
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of September 30, 1999:

                                    REGULATORY
                                    MINIMUM (2)  ACTUAL
                                    -----------  -------

The Company (1)
  Risk-based:
    Tier 1........................    4.00%       16.54%
    Totals........................    8.00        17.79
  Leverage........................    3.00        10.54

The Bank
 Risk-based:
   Tier 1.........................    4.00%       15.89%
   Totals.........................    8.00        17.15
 Leverage.........................    3.00        10.08

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

ASSET/LIABILITY MANAGEMENT
---------------------------

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

At June 30, 1999, the most recent date for which this information is available, the Company's one year static gap position was a negative $10,199,000 or 6.9% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk". At June 30, 1999, the Company's earnings-at-risk under a (plus or minus) 200 basis point interest rate shock test measured a negative 2.1% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 12.02% of market value of equity at June 30, 1999. At June 30, 1999, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At September 30, 1999, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $17.4 million, or 11.8% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term borrowings of nearly $40.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At September 30, 1999, the Company held demand deposits of $4.7 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

The Company is cognizant of the special liquidity demands posed by the Year 2000 issue. Liquidity plans have been developed to ensure adequate liquidity on hand and available should abnormal demands result from the Year 2000 issue. Refer to the discussion below regarding Year 2000 compliance.

YEAR 2000 COMPLIANCE
--------------------

The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors. As the year 2000 approaches, a critical business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. As a result, the year 1999 could be the maximum date value these systems will be able to accurately process. The Company has adopted a Year 2000 Plan which calls for completion of a risk assessment, identification, reprogramming and testing of all programs and systems. As of September 30, 1999, the Company completed the risk assessment, identification, reprogramming
and testing phase of the Year 2000 Plan.   All programs and systems have been
successfully tested for year 2000 compliance.

The Company's Board of Directors plays a very active role in the Year 2000 compliance effort. The Board has approved the Year 2000 Plan and receives monthly status reports from members of the project team. The FDIC has also played a very active role and has visited the Company on several occasions to examine the Company's progress.

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

                                 First Financial Corp.


October 29, 1999                 /s/ Patrick J. Shanahan, Jr.
----------------------------     ---------------------------------------
Date                             Patrick J. Shanahan, Jr.
                                 Chairman, President and Chief Executive Officer




October 29, 1999                 /s/ John A. Macomber
----------------------------     ---------------------------------------
Date                             John A. Macomber
                                 Vice President, Treasurer
                                 and Chief Financial Officer