Form 10-K
period 1999-12-31
FIRST FINANCIAL CORP /RI/
filed 2000-03-28
CIK 354948

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ---------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission File No. 0-027878

                             First Financial Corp.
            (Exact name of registrant as specified in its charter)

                               ---------------

            Rhode Island                             05-0391383
   (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification Number)

             180 Washington Street, Providence, Rhode Island 02903
              (Address of principal executive offices) (Zip Code)

                               ---------------

                                (401) 421-3600
             (Registrant's telephone number, including area code)

                               ---------------

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

                               ---------------

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

  The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of March 6, 2000, was $12,592,563 based on the closing sale price of Common Stock as reported on the Nasdaq National Market on such date. At March 6, 2000, there were 1,328,041 shares of the Company's $1.00 par value Common Stock issued, with 1,213,741 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held May 10, 2000, are incorporated herein by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                         Page
                                                                       Reference
                                                                       ---------
                                     PART I

 Item 1.  Business..................................................        3
 Item 2.  Properties................................................       14
 Item 3.  Legal Proceedings.........................................       15
 Item 4.  Submission of Matters to a Vote of Security Holders.......       15

                                    PART II

          Market for Registrant's Common Equity and Related
 Item 5.  Stockholder Matters.......................................       16
 Item 6.  Selected Consolidated Financial Data......................       17
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................       18
 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.       34
 Item 8.  Financial Statements and Supplementary Data...............       35
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................       59

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant........       59
 Item 11. Executive Compensation....................................       59
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management................................................       59
 Item 13. Certain Relationships and Related Transactions............       59

                                    PART IV

          Exhibits, Financial Statement Schedules, and Reports on
 Item 14. Form 8-K..................................................       59
 Signatures..........................................................      61

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

  Through the Acquisition, the Bank acquired $33.4 million in assets, which included $19.5 million in loans and an acquired allowance for loan losses of approximately $3.9 million. Under the Acquisition Agreement, the Bank was allowed, through May 1, 1999, to charge-off uncollected acquired loans to this acquired allowance for loan losses. See "Notes to Consolidated Financial Statements", No. (3)--Allowance for Loan Losses.

  In connection with the Acquisition, the Company issued the Senior Debenture to assist in financing the Acquisition. The proceeds of the Senior Debenture were invested as a contribution of capital to the Bank. See "Notes to Consolidated Financial Statements", No. (12)--Chariho-Exeter Credit Union Acquisition.

Market Area

  Although its main office is located in downtown Providence, the Bank's Cranston branch is its largest office with deposits of $52.8 million at December 31, 1999. The Providence, Richmond and North Kingstown branches had approximately $26.7 million, $22.1 million and $3.0 million, respectively, in deposits at December 31, 1999. Through its branch locations, the Bank provides for the lending and deposit needs of its commercial and consumer customers in its market area and by targeting customers who desire the convenience and personal service not otherwise available as a result of recent major banking consolidations.

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

  During the past few years, the commercial and commercial real estate loan portfolios have increased and remain the largest components of the Bank's loan portfolio. This increase is partially attributable to the Bank's positive response to an increase in those businesses seeking working capital and expansion funds who are frustrated by the consolidation of the banking industry. The Bank has in the past, and continues today, to specifically target such businesses through the hiring of experienced commercial loan officers and by focusing on commercial lending to borrowers, the purpose of which is to help finance small business plant purchases, expansion, working capital and other corporate purposes. The Bank continues to believe that opportunities exist to satisfy the banking and borrowing needs of the small business community.

  During the past few years, and especially during 1999, the Bank was more active than ever in working with its commercial borrowers and the SBA in obtaining guarantees under a variety of SBA loan programs. Generally, the Bank will sell the guaranteed portion of such loans with servicing retained. According to the SBA, for its fiscal year ended September 30,1999, the Bank ranked third (3rd) in Rhode Island out of 31 lenders in volume by number of loans approved and fifth (5th) in dollar volume of loans guaranteed by the SBA. Overall, the Bank was ranked first (1st) among community banks and was selected as the recipient of the New Markets Lender of the Year Silver Award for lending to women and minorities.

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

  Loan Underwriting, Review and Risk Assessment. When considering loan applications, the primary factors taken into consideration by the Bank are:
(i) the cash flow and financial condition of the borrower; (ii) the value of any underlying collateral; (iii) the long-term prospects of the borrower, market share and depth of management; and (iv) the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The total indebtedness of the borrower to the Bank determines the maximum limit which a lending officer has the authority to approve a particular credit. Total indebtedness means the total of all borrowings, including the loan being requested, whether funded or unfunded, to a particular borrower and all related loan accounts. The authority of individual loan officers is limited to the approval of secured loans equal to or less than either $200,000 or $25,000, depending on the individual loan officer, and unsecured loans equal to or less than either $25,000 or $5,000, depending on the individual loan officer. The authority of the chief executive officer is limited to the approval of secured loans equal to or less than $400,000 and unsecured loans equal to or less than $300,000. All loan requests in excess of an individual loan officer's limit must be approved by the Bank's Credit Committee for secured loans equal to or less than $800,000 and for unsecured loans equal to or less than $300,000. Loan requests in excess of the Credit Committee's limit must be presented to the Bank's Board of Directors. Generally, the Bank requires personal guarantees and supporting financial statements from one or more of the principals of any entity borrowing money from the Bank.

  Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from the Bank's directors, stockholders of the Company, existing customers of the Bank and professionals such as lawyers, accountants, financial intermediaries and brokers.

  At December 31, 1999, the Bank's statutory lending limit to any single borrower approximated $2.2 million, subject to certain exceptions provided under applicable law. The Bank also has a policy of extending loans, under the same terms and conditions applicable to any other borrower, to directors and executive officers of the Company and the Bank limiting the aggregate principal amount of such loans to 100% of capital and otherwise complying with applicable regulatory requirements. At December 31, 1999, the aggregate principal amount of all loans to directors and executive officers and related entities was $1.6 million.

  The following table sets forth the repricing frequency of fixed and variable rate loans included in the Bank's total loan portfolio at December 31, 1999. Loans having no stated schedule of repayments or no stated maturity (due on demand) are reported as due in one year.

                                           Commercial
                                              and       Home
                                           Commercial  Equity
                               Residential    Real    Lines of
                               Real Estate   Estate    Credit  Consumer  Total
                               ----------- ---------- -------- -------- -------
                                                (In Thousands)
   Fixed Rate
   Amounts Due:
     One year or Less.........   $ 1,550    $ 5,785    $   59    $255   $ 7,649
     After one year through
      five years..............     8,217     43,967       --      389    52,573
     Beyond five years........     3,317     13,962       --       23    17,302
                                 -------    -------    ------    ----   -------
                                  13,084     63,714        59     667    77,524
                                 -------    -------    ------    ----   -------
   Variable Rate
   Repricing Frequency:
     Quarterly................       --      14,310     2,992      76    17,378
     Annually or less
      frequently..............       --          37       --      --         37
                                 -------    -------    ------    ----   -------
                                     --      14,347     2,992      76    17,415
                                 -------    -------    ------    ----   -------
       Total..................   $13,084    $78,061    $3,051    $743   $94,939
                                 =======    =======    ======    ====   =======

  Scheduled contractual principal repayments do not, in many cases, reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Company the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. In addition, because many of the Bank's residential and commercial real estate loans are fixed rate loans subject to rate review and/or call option within three to five years, such loans are considered by the Bank to have a stated maturity equal to the rate review period. Prevailing interest rates at the time of scheduled rate reviews may cause the Bank to reset rates on these loans. However, such loans may not actually mature at that time. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. As of December 31, 1999, approximately $181,000 of loans scheduled to mature within one year or less, were non-accruing.

  Residential Real Estate Loans. At December 31, 1999, the Bank's outstanding residential first and second mortgage loans and home equity lines of credit of approximately $16.1 million, represented 17.0% of the Bank's total loan portfolio.

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

  Commercial Loans and Commerical Real Estate Loans. Subject to federal and state restrictions, the Bank is authorized to make secured or unsecured commercial business loans for general corporate purposes. Commercial loans include working capital loans, equipment financing, standby letters of credit, and secured and unsecured demand, term and time loans.

  The Bank has committed, and plans to continue to commit, substantial resources to the promotion and development of commercial lending (i.e. small business plant purchases, expansion and working capital) secured by real estate, which loans are characterized as "commercial real estate loans." At December 31, 1999, outstanding commercial and commercial real estate loans approximated $78.1 million or 82.3% of total loans outstanding, including total construction and land development loans of approximately $1.5 million.

  Commercial and commercial real estate loans are generally priced at a fixed rate and are generally structured with a three-year or five-year rate review and/or call option. If a loan is priced at a floating rate, it is indexed to the Bank's base lending rate or to the Wall Street Prime Rate.

  At December 31, 1999, 81.8% of all residential, commercial and commercial real estate loans are subject to repricing within five years. At December 31, 1999, the Bank's base rate was 10.25% while the Prime Rate was 8.50%.

  Consumer Loans. At December 31, 1999, the Bank's consumer loan portfolio approximated $.7 million or .8% of total loans outstanding. The Bank offers a full range of consumer lending products including new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition including, most significantly, from consumer finance companies and, therefore, the Bank does not view this market as possessing significant growth potential.

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

  The following table sets forth the amortized cost and fair value of the Bank's investment portfolio at the dates indicated:

                                              December 31,
                          -----------------------------------------------------
                                1999              1998              1997
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                             (In thousands)
Held-to-Maturity:
  U.S. Government and
   agency
   obligations...........  $14,000  $13,769  $10,999  $10,947  $11,750  $11,745
  Collateralized mortgage
   obligations...........    1,691    1,681    2,734    2,727      718      717
                           -------  -------  -------  -------  -------  -------
                           $15,691  $15,450  $13,733  $13,674  $12,468  $12,462
                           =======  =======  =======  =======  =======  =======
Available-for-Sale:
  U.S. Government and
   agency
   obligations...........  $14,801  $14,722  $24,402  $24,475  $17,528  $17,559
  Mortgage-backed
   securities ...........    5,198    5,054    7,546    7,662    8,580    8,727
  Marketable equity
   securities and other..    1,169    1,081    1,022      950      295      313
                           -------  -------  -------  -------  -------  -------
                           $21,168  $20,857  $32,970  $33,087  $26,403  $26,599
                           =======  =======  =======  =======  =======  =======

  The following table sets forth certain information regarding maturity distribution and weighted average yields of the Bank's investment portfolio at December 31, 1999:

                          Within One Year  One to Five Years  Over Five Years  Total Securities
                         ----------------- ----------------- ----------------- -----------------
                                  Weighted          Weighted          Weighted          Weighted
                         Carrying Average  Carrying Average  Carrying Average  Carrying Average
                          Value    Yield    Value    Yield    Value    Yield    Value    Yield
                         -------- -------- -------- -------- -------- -------- -------- --------
                                                 (Dollars in Thousands)
Held-to-Maturity:
  U.S. Government and
   agency obligations... $   --      -- %  $14,000    5.53%   $  --      -- %  $14,000    5.53%
  Collateralized
   mortgage
   obligations(1).......   1,124    5.48       567    6.30       --      --      1,691    5.75
                         -------    ----   -------    ----    ------    ----   -------    ----
                           1,124    5.48    14,567    5.56       --      --     15,691    5.55
                         -------    ----   -------    ----    ------    ----   -------    ----
Available-for-Sale:
  U.S. Government and
   agency obligations...  10,261    5.30     4,461    5.47       --      --     14,722    5.35
  Mortgage-backed
   securities(1)........   1,453    7.54     2,478    7.27     1,123    6.52     5,054    7.18
  Marketable equity
   securities and
   other................   1,081     --        --      --        --      --      1,081     --
                         -------    ----   -------    ----    ------    ----   -------    ----
                          12,795    5.10     6,939    6.11     1,123    6.52    20,857    5.51
                         -------    ----   -------    ----    ------    ----   -------    ----
    Total............... $13,919    5.13%  $21,506    5.74%   $1,123    6.52%  $36,548    5.53%
                         =======    ====   =======    ====    ======    ====   =======    ====

--------
(1) Fixed rate collateralized mortgage obligations are presented on a scheduled cash flow basis. The mortgage backed securities are presented using an assumed constant prepayment rate.

Sources of Funds

  Deposits obtained through the Bank's offices and automated teller machines ("ATM") have traditionally been the principal source of the Bank's funds for use in lending, investing and for other general business purposes. At December 31, 1999, the Bank had a total of approximately 3,192 demand deposit, NOW and money market accounts with an average balance of approximately $7,186 each; 3,397 passbook and statement savings accounts with an average balance of approximately $5,382 each; and 3,158 certificates of deposit with an average balance of approximately $19,989 (including 110 certificates of deposit of $100,000 or more totalling $12.8 million).

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

  The following table sets forth the average balances and average rates paid on the Bank's deposits for the periods indicated:

                                          Years Ended December 31,
                              -------------------------------------------------
                                    1999             1998            1997
                              ---------------- ---------------- ---------------
                              Average  Average Average  Average Average Average
                              Balance   Rate   Balance   Rate   Balance  Rate
                              -------- ------- -------- ------- ------- -------
                                               (In Thousands)
Non-interest-bearing
 deposits.................... $ 17,209         $ 14,067         $12,124
Interest bearing deposits:
  NOW and savings accounts...   21,616  2.04%    20,474  2.51%   21,022  2.52%
  Money market accounts......    1,835  2.07      1,281  2.42     1,499  2.40
  Certificates of deposit
   under $100,000............   53,039  4.92     54,300  5.34    51,006  5.37
  Certificates of deposit
   over $100,000.............   12,079  5.34     10,909  5.94     9,145  6.38
                              --------         --------         -------
    Total.................... $105,778         $101,031         $94,796
                              ========         ========         =======

  Time certificates of deposit in denominations of $100,000 or more, at December 31, 1999, had the following schedule of maturities:

   Time Remaining to Maturity                                         Amount
   --------------------------                                     --------------
                                                                  (In Thousands)
   Less than 3 months............................................    $ 4,425
   3 to 6 months.................................................      2,844
   6 to 12 months................................................      3,479
   More than 12 months...........................................      2,068
                                                                     -------
     Total.......................................................    $12,816
                                                                     =======

  For the past several years the Bank has been active in the Securities Sold Under Agreements to Repurchase (repo) market as a means of using wholesale funds for capital leverage and interest arbitrage purposes. During 1999 the Bank also increased its use of advances from the Federal Home Loan Bank of Boston. The purpose of these advances (borrowings) was to match the funding for selected loans as well as refinance maturing repo's at more favorable terms.

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

  The Bank has identified two primary needs within its communities: small business loans with reduced documentation requirements and unconventional mortgage products with flexible underwriting guidelines. To address the small business lending demand, the Bank participates, as a "preferred lender", in the SBA loan programs; specifically, the 7A and 504 programs, as well as the SBA's Low Doc and SBAExpress programs. As previously mentioned, the Bank was selected as the SBA's 1999 recipient of the New Markets Lender of the Year Silver Award for lending to women and minorities.

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

Employees

  As of December 31, 1999, the Company had 44 full-time and 4 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company maintains a benefit program which includes health insurance, life insurance, a defined benefit pension plan and a matching savings incentive plan.

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

  Financial Services Modernization. On November 12, 1999, President Clinton signed into law The Gramm-Leach-Bliley Act ("Gramm-Leach") which significantly altered banking laws in the United States. Gramm-Leach enables combinations among banks, securities firms and insurance companies beginning March 11, 2000. As a result of Gramm-Leach, many of the depression-era laws which may be engaged in by banks and bank holding companies, were repealed. Under Gramm-Leach, bank holding companies are permitted to offer their customers virtually any type of financial service that is financial in nature or incidental thereto, including banking, securities underwriting, insurance (both underwriting and agency) and merchant banking.

  In order to engage in these new financial activities, a bank holding company must qualify and register with the Federal Reserve Board as a "financial holding company" by demonstrating that each of its bank subsidiaries is "well capitalized," "well managed," and has at least a "satisfactory" rating under the Community Reinvestment Act of 1977 ("CRA").

  These new financial activities authorized by Gramm-Leach may also be engaged in by a "financial subsidiary" of a national or state bank, except for insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development and merchant banking, which must be conducted in a financial holding company. In order for the new financial activities to be engaged in by a financial subsidiary of a national or state bank, Gramm-Leach requires each of the parent bank (and its sister-bank affiliates) to be well capitalized and well managed; the aggregate consolidated assets of all of that bank's financial subsidiaries may not exceed the lesser of 45% of its consolidated total assets or $50 billion; the bank must have at least a satisfactory CRA rating; and, if that bank is one of the 100 largest national banks, it must meet certain financial rating or other comparable requirements.

  Gramm-Leach establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

  BHCA--Activities and Other Limitations. Although the Company may meet the qualifications for electing to become a financial holding company under Gramm-Leach, the Company has elected to retain its pre-Gramm-Leach status for the present time under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or, except where a majority of shares are already owned, increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

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

  The guidelines generally require banks and bank holding companies to maintain at least half of its total capital comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill ("Tier I Capital"). Additionally, these guidelines require banks and bank holding companies to maintain a ratio of Tier I Capital to risk-weighted assets of at least four (4%) percent and a ratio of total capital to risk-weighted assets of at least eight (8%) percent ("Total Risk-Based Capital Ratio"). Hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I Capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for loan losses, is known as "Tier 2 Capital." The sum of Tier 1 and Tier 2 Capital is "Total Risk-Based Capital." Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

  Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier Risk-Based Capital Ratio of 6.0% or more, has a Tier I Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more and a Tier I Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk-Based Capital Ratio that is less than 4.0% or a Tier I Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Tier I Leverage Capital Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

  As of December 31, 1999, the Bank was classified as "well capitalized" under these provisions.

 Interstate Banking Legislation

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act" generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed. In 1996, Rhode Island adopted legislation pursuant to which Rhode Island "opted in" to interstate banking. The Rhode Island act allows Rhode Island banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Rhode Island.

Recent Developments

  On November 16, 1998, the Company's Board of Directors authorized the repurchase of up to 5%, or 63,062 shares, of the Company's common stock. The Company views the repurchase program as an excellent utilization of capital, and consistent with a solid capital management strategy. During 1999, the Company repurchased a total of 35,000 shares under the repurchase program. On January 11, 2000 and January 13, 2000, the Company repurchased an additional 12,500 shares under the repurchase program at prices ranging from $12.625 to $12.9375 per share.

  On January 10, 2000, the Company's Board of Directors declared a regular quarterly dividend of $.12 per share to shareholders of record on February 2, 2000. This quarterly dividend represented a 33% increase over the $.09 per share dividend declared in the fourth quarter of 1999.

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

  In 1981, the Bank opened a branch office building at the corner of Park and Reservoir Avenues, Cranston, Rhode Island. This one-story masonry and steel frame building (including the lower level) has approximately 7,400 square feet space. The ground floor of this location contains the Cranston branch, the Bank's largest branch as measured by deposits. The building also has a three lane drive-up facility and a drive-up ATM. The basement of this building is used predominately by the Operations Department along with several administrative offices. The building is situated on approximately 21,000 square feet of leased land. The lease has an original noncancellable term of 15 years with four successive renewal options, each for an additional five years ending in the year 2009. The Bank is presently in the third of the four renewal options which expires in the year 2004. Upon the expiration of the lease in the year 2009, the Bank will have the right to renew the lease upon the same terms and conditions, except for the term and annual rent to be paid thereunder which are to be determined by mutual agreement or, if not so determined, by arbitration. In late 1994 the Bank acquired an adjacent parcel of land, which approximates 4,700 square feet, for use as expanded customer parking and access to the facility from Reservoir Avenue. The Bank also owns land across the street from this building. This land, with total area of approximately 3,300 square feet, is used solely for employee parking.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 1999, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
      MATTERS

Stock Listing

  On May 14, 1996, the Company's common stock began trading on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: FTFN.

  High and low sales prices and dividends declared during 1999 and 1998 are as follows:

    Quarterly                                                          Dividends
   Sales Prices                                           High   Low   Declared
   ------------                                          ------ ------ ---------
   1999
   1st Quarter.......................................... 13 5/8 12 1/4    .09
   2nd Quarter.......................................... 12 7/8 11 1/2    .09
   3rd Quarter.......................................... 14 1/2 12 1/4    .09
   4th Quarter.......................................... 13 1/2 12 3/8    .09
   1998
   1st Quarter.......................................... 17     15        .06
   2nd Quarter.......................................... 20 3/8 16 3/4    .06
   3rd Quarter.......................................... 17 3/4 11 1/2    .06
   4th Quarter.......................................... 13 7/8 12 1/2    .06

  As of March 6, 2000, there were approximately 165 holders of record of the Company's common stock and approximately 340 shareholders of beneficial ownership who hold their stock in nominee or "street" name through various brokerage firms.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                        Years Ended December 31,
                          --------------------------------------------------------
                             1999        1998        1997        1996       1995
                          ----------  ----------  ----------  ----------  --------
                             (Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION
 DATA:
Total assets............  $  144,782  $  141,919  $  127,310  $  121,413  $100,304
Investments, securities
 purchased under
 agreements to resell,
 federal funds sold and
 interest bearing
 deposits...............      40,351      49,544      42,944      44,568    30,811
Total loans, net of
 unearned discount......      94,939      86,296      77,680      72,536    64,701
Allowance for loan
 losses.................       1,556       1,287       1,597       1,942     1,828
Total deposits..........     104,589     104,372      99,290      93,876    89,591
Securities sold under
 agreements to
 repurchase.............       9,411      12,256      10,105      10,778       --
Federal Home Loan Bank
 advances...............      13,610       6,204         --          --        --
Senior debenture........         --        2,971       2,947       2,894     2,845
Total stockholders'
 equity.................      15,482      14,813      13,713      12,570     7,192
STATEMENT OF INCOME
 DATA:
Interest income.........      11,180      10,564       9,969       8,867     7,732
Interest expense........       4,934       5,218       4,803       4,214     3,669
                          ----------  ----------  ----------  ----------  --------
Net interest income.....       6,246       5,346       5,166       4,653     4,063
Provision for loan
 losses.................         275         250         250         455       675
                          ----------  ----------  ----------  ----------  --------
Net interest income
 after provision for
 loan losses............       5,971       5,096       4,916       4,198     3,388
Noninterest income......         826         616         465         536       474
Noninterest expense.....       3,917       3,468       3,341       3,177     3,093
Income taxes............       1,061         794         728         513       251
                          ----------  ----------  ----------  ----------  --------
Net income..............  $    1,819  $    1,450  $    1,312  $    1,044  $    518
                          ==========  ==========  ==========  ==========  ========
PER SHARE DATA:
Net income:
Basic...................  $     1.47  $     1.15  $     1.04  $     0.99  $   0.76
Diluted.................        1.47        1.15        1.04        0.98      0.71
Book value..............       12.63       11.75       10.87        9.89     10.35
Cash dividends declared.        0.36        0.24        0.20        0.12      0.11
Dividend payout ratio...       24.45%      20.88%      19.23%      12.83%    14.51%
Weighted average common
 shares outstanding.....   1,233,104   1,261,241   1,261,241   1,049,609   683,200
Weighted average common
 and common stock
 equivalent shares
 outstanding............   1,233,104   1,261,241   1,261,241   1,059,963   728,708
OPERATING RATIO DATA:
Return on average total
 assets.................        1.26%       1.07%       1.07%       0.96%     0.54%
Return on average
 stockholders' equity...       12.04       10.20       10.00       10.02      7.45
Net interest margin.....        4.49        4.12        4.38        4.46      4.43
Loans to deposits ratio.       90.77       82.68       78.24       77.27     72.22
Leverage capital ratio..       10.71       10.56       10.77       10.32      6.87
ASSET QUALITY RATIOS:
Nonperforming assets to
 total assets...........        0.12%       0.36%       0.63%       0.91%     2.00%
Nonperforming loans to
 total loans............        0.19          NM        0.02        0.58      0.83
Net loan charge-offs to
 average loans(1).......        0.01        0.22        0.34        0.19      1.01
Allowance for loan
 losses to total
 loans(1)...............        1.64        1.53        1.64        1.78      1.47
Allowance for loan
 losses to nonperforming
 loans(1)...............      861.94          NM    7,333.39      280.35    160.63

--------
(1) Ratios are exclusive of acquired loans, acquired allowance for loan losses, and activity in the acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

  The results of operations of First Financial Corp. and its wholly-owned subsidiary, First Bank and Trust Company (collectively, the "Company"), depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase, Federal Home Loan Bank advances and the Senior Debenture. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for loan losses, occupancy costs and, when necessary, expenses related to other real estate owned (OREO) and to the administration of nonperforming and other classified assets.

  The Company reported net income for 1999 of $1,818,648, as compared to $1,450,048 for 1998, or an increase of 25.4%. Diluted earnings per share amounted to $1.47 per share for 1999, based on 1,233,104 weighted average shares outstanding, as compared to $1.15 per share for 1998, based on 1,261,241 weighted average shares outstanding. During 1999, the Company recorded two one-time transactions. The first nonrecurring transaction was the sale of OREO at a gain of $222,452. The second nonrecurring transaction was a $129,362 write-off of a long-lived asset in recognition of its impaired value. The after-tax impact of these two transactions was to increase net income by $61,439, or $.05 per diluted share. In 1999, the Company's return on average equity (ROE) improved to 12.04% from 10.20% in 1998. The Company's return on average assets (ROA) was 1.26% in 1999 and 1.07% in 1998. The improvement in net income is primarily the result of an increase in net interest income and noninterest income, offset somewhat by an increase in noninterest expense and provision for income taxes. In general, the Company's record performance in 1999 is attributable to (i) an increase in net interest spreads and margins,
(ii) balance sheet growth, predominately within the loan portfolio, (iii) an increase in the recognition of gains on SBA loan sales, and (iv) continued strength in asset quality.

Results of Operations

 Net Interest Income

  Net interest income, the difference between interest income and interest expense, is the single largest contributor to the Company's results of operations. In 1999, net interest income rose $899,235 or 16.8%, to $6,245,502 from $5,356,267 in 1998. The primary reason for this increase was due to an increase in average interest-earning assets of $9.2 million, or 7.1% along with a 38 basis point increase in average net interest spread to 3.58% in 1999, as compared to 3.20% in 1998. The increase in average interest-earning assets was funded largely from deposit growth and other borrowings. Increases in average stockholders' equity and an increase in average noninterest-bearing deposits, accounted for an increase in average net interest margin of 37 basis points to 4.49% in 1999.

  In 1999, total interest income amounted to $11,179,570 compared to $10,564,083 in 1998, or an increase of $615,487 or 5.8%. This increase was attributable to a $9.2 million, or 7.1% increase in average interest-earning assets, offset somewhat by a 10 basis point reduction in earning asset yield. The increase in average interest-earning assets occurred solely within the higher yielding average loan portfolio which increased $11.5 million to $92.0 million. During 1999, average loans represented 66.1% of total average interest-earning assets compared to 62.0% during 1998. This shifting in earning asset mix and the overall growth of earning assets accounted for the increase in interest income and resulted in only a slight decline in earning asset yield to 8.04% from 8.14%. In terms of rate/volume, earning asset growth and the shifting of earning asset mix (volume) increased interest income by nearly $967,000 while the declining rate environment reduced interest income by approximately $351,000.

  The funding for the increase in average earning assets came from a $1.6 million increase in interest-bearing deposits; a $3.4 million increase in wholesale sources; a $3.1 million increase in noninterest-bearing deposits and; a $.9 million increase in average stockholders' equity. In early 1999, the Company reduced the interest rate paid on transactional deposits by upwards of 50 basis points and implemented a marginal pricing strategy for term deposits. This aggressive approach to pricing deposits helped reduce cost of funds by 48 basis points to 4.46% from 4.94%. This activity resulted in a decrease in interest expense of $283,748 or 5.4% to $4,934,068 in 1999 from $5,217,816 in 1998. In terms of rate/volume, interest expense increased approximately $222,000 due to increases in interest-bearing liabilities, while interest expense decreased nearly $506,000 due to lowering of interest rates.

  Overall, as a result of aggressive retail deposit pricing and a declining rate environment, net interest income increased approximately $155,000. Also, due to balance sheet growth (volume) predominately within the loan portfolio, net interest income increased approximately $745,000. This rate/volume activity produced an increase of nearly $900,000 to net interest income.

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

                      AVERAGE BALANCES AND INTEREST RATES
                            (Dollars in Thousands)

                                                    Years Ended December 31,
                          --------------------------------------------------------------------------------
                                    1999                       1998                       1997
                          -------------------------- -------------------------- --------------------------
                                    Interest Average           Interest Average           Interest Average
                          Average   Income/  Yield/  Average   Income/  Yield/  Average   Income/  Yield/
                          Balance   Expense   Rate   Balance   Expense   Rate   Balance   Expense   Rate
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
INTEREST-EARNING ASSETS:
Loans...................  $ 91,965  $ 8,688   9.45%  $ 80,461  $  7,797  9.69%  $ 75,714   $7,401   9.77%
Investment securities
 taxable--AFS...........    28,000    1,509   5.39     32,357     1,823  5.63     26,608    1,695   6.37
Investment securities
 taxable--HTM...........    14,462      789   5.46     11,748       683  5.81     11,717      672   5.74
Securities purchased
 under agreements to
 resell.................     4,048      162   4.00      4,530       221  4.88      3,496      175   5.01
Federal Home Loan Bank
 stock and other........       556       32   5.76        719        40  5.56        423       26   6.15
                          --------  -------   ----   --------  --------  ----   --------   ------   ----
TOTAL INTEREST-EARNING
 ASSETS.................   139,031   11,180   8.04    129,815    10,564  8.14    117,958    9,969   8.45
                                    -------   ----             --------  ----              ------   ----
NONINTEREST-EARNING
 ASSETS:
Cash and due from banks.     2,702                      2,379                      2,238
Premises and equipment..     2,276                      2,430                      2,141
Other real estate owned.       231                        605                        717
Allowance for loan
 losses.................    (1,367)                    (1,412)                    (1,903)
Other assets............     1,390                      1,396                      1,450
                          --------                   --------                   --------
TOTAL NONINTEREST-
 EARNING
 ASSETS.................     5,232                      5,398                      4,643
                          --------                   --------                   --------
TOTAL ASSETS............  $144,263                   $135,213                   $122,601
                          ========                   ========                   ========
INTEREST-BEARING
 LIABILITIES:
Deposits:
 Interest-bearing demand
  and NOW
  deposits..............  $  3,347       49   1.46   $  3,479        67  1.93   $  3,282       64   1.95
 Savings deposits.......    18,269      392   2.15     16,995       446  2.62     17,740      465   2.62
 Money market deposits..     1,835       38   2.07      1,281        31  2.42      1,499       36   2.40
 Time deposits..........    65,118    3,253   5.00     65,209     3,548  5.44     60,151    3,321   5.52
Securities sold under
 agreements to
 repurchase.............    11,311      553   4.89     13,059       712  5.45     10,590      647   6.11
Federal Home Loan Bank
 advances...............     9,605      564   5.87      2,667       161  6.04
Senior debenture             1,204       85   7.06      2,998       253  8.44      2,946      270   9.16
                          --------  -------   ----   --------  --------  ----   --------   ------   ----
TOTAL INTEREST-BEARING
 LIABILITIES............   110,689    4,934   4.46    105,688     5,218  4.94     96,208    4,803   4.99
                                    -------   ----             --------  ----              ------   ----
NONINTEREST-BEARING
 LIABILITIES:
Noninterest-bearing
 deposits...............    17,209                     14,067                     12,124
Other liabilities.......     1,262                      1,237                      1,158
                          --------                   --------                   --------
TOTAL NONINTEREST-
 BEARING
 LIABILITIES............    18,471                     15,304                     13,282
STOCKHOLDERS' EQUITY....    15,103                     14,221                     13,111
                          --------                   --------                   --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $144,263                   $135,213                   $122,601
                          ========                   ========                   ========
NET INTEREST INCOME ....            $ 6,246                    $  5,346                    $5,166
                                    =======                    ========                    ======
NET INTEREST SPREAD ....                      3.58%                      3.20%                      3.46%
                                              ====                       ====                       ====
NET INTEREST MARGIN ....                      4.49%                      4.12%                      4.38%
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

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                              Year Ended                                             Year Ended
                          December 31, 1999             Year Ended               December 31, 1997
                            Compared with       December 31, 1998 Compared         Compared with
                          December 31, 1998                with                  December 31, 1996
                               Increase         December 31, 1997 Increase            Increase
                          (Decrease) Due To          (Decrease) Due To           (Decrease) Due To
                          --------------------  ------------------------------   --------------------
                          Volume  Rate   Total   Volume      Rate      Total     Volume  Rate  Total
                          ------  -----  -----  ---------  ---------  --------   ------  ----  ------
                                                 (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Loans.................  $1,084  $(193) $ 891   $    457  $     (61) $    396   $  717  $(55) $  662
  Investment securities
   taxable--AFS.........    (236)   (78)  (314)       325       (197)      128      537    (7)    530
  Investment securities
   taxable--HTM.........     147    (41)   106          3          8        11     (122)   22    (100)
  Securities purchased
   under agreements to
   resell, and other....    ( 28)   (39)   (67)        66         (6)       60        6     4      10
                          ------  -----  -----   --------  ---------  --------   ------  ----  ------
TOTAL INTEREST-EARNING
 ASSETS.................  $  967  $(351) $ 616   $    851  $    (256) $    595   $1,138  $(36) $1,102
                          ======  =====  =====   ========  =========  ========   ======  ====  ======
INTEREST-BEARING
 LIABILITIES:
  Interest-bearing
   demand and NOW
   deposits.............  $   (2) $ (16) $ (18)  $      4  $      (1) $      3   $   14  $--   $   14
  Savings deposits......      26   ( 80)   (54)       (19)       --        (19)     (40)   (8)    (48)
  Money market deposits.      11     (4)     7         (5)       --         (5)      (4)  --       (4)
  Time deposits.........      (8)  (287)  (295)       275        (48)      227      197   (40)    157
  Securities sold under
   agreements to
   repurchase...........     (86)   (73)  (159)       135        (70)       65      459     3     462
  Federal Home Loan Bank
   advances.............     408     (5)   403        161        --        161      --    --      --
  Senior debenture......    (127)   (41)  (168)         4        (21)      (17)       5     3       8
                          ------  -----  -----   --------  ---------  --------   ------  ----  ------
TOTAL INTEREST-BEARING
 LIABILITIES............  $  222  $(506) $(284)  $    555  $    (140) $    415   $  631  $(42) $  589
                          ======  =====  =====   ========  =========  ========   ======  ====  ======
NET CHANGE IN NET
 INTEREST INCOME........  $  745  $ 155  $ 900   $    296  $    (116) $    180   $  507  $  6  $  513
                          ======  =====  =====   ========  =========  ========   ======  ====  ======

 Provision for Loan Losses

  The provision for loan losses was $275,000 in 1999 and $250,000 in 1998. At December 31, 1999 and 1998, the Company's recorded investment in impaired loans was $1,630,204 and $1,571,661, respectively, of which $613,074 and $853,221, respectively, was determined to require a valuation allowance of $147,586 and $235,473. The Company's ratio of net loan charge-offs to average loans decreased to .01% from .22%. At December 31, 1999, nonperforming loans were $180,571. At December 31, 1998, there were no nonperforming loans. Loans 30-89 days delinquent decreased to $153,714 from $161,456 at the end of 1999 and 1998, respectively. At December 31, 1999 and 1998, the allowance for loan losses to total loans was 1.64% and 1.53%, respectively.

 Noninterest Income

  The following table identifies the major sources of noninterest income.

                                                                  Years Ended
                                                                  December 31,
                                                                 --------------
                                                                 1999 1998 1997
                                                                 ---- ---- ----
                                                                  (Dollars in
                                                                   Thousands)
   Service charges and fees on deposit accounts................. $268 $279 $317
   Safe deposit box rental......................................   25   25   25
   Other service fees...........................................   26   35   32
   Gain on sale of loans .......................................  340  166   46
   Loan servicing fees..........................................   73   41   33
   ATM surcharge fees...........................................   55   50  --
   Other........................................................   39   20   12
                                                                 ---- ---- ----
                                                                 $826 $616 $465
                                                                 ==== ==== ====

  Noninterest income increased $210,070 or 34.1% to $826,075 in 1999 from $616,005 in 1998. This increase was the result of the recognition of $340,061 in gains on SBA loan sales, an increase of nearly $174,000 over 1998. During 1999, the Company originated for sale nearly $5.8 million of guaranteed portion SBA loans. These originations compare to $3.3 million in 1998. As a result of this SBA activity, the Company's servicing fee income increased $32,613 to $73,418.

Noninterest Expense

  The following table identifies the major components of noninterest expense for the respective periods presented:

                                                          Years Ended December
                                                                  31,
                                                          ---------------------
                                                           1999    1998   1997
                                                          ------  ------ ------
                                                              (Dollars in
                                                               Thousands)
   Salaries and employee benefits.......................  $2,133  $1,896 $1,802
   Occupancy expense....................................     551     393    375
   Equipment expense....................................     290     270    219
   OREO (gains) losses, write-downs, and carrying costs,
    net.................................................    (209)     42     22
   Other operating expenses:
     FDIC insurance premium.............................      12      12     11
     Computer service fees..............................     252     199    193
     Legal and professional fees........................     214     136    158
     Directors' fees....................................     116      70     60
     Postage............................................      47      47     45
     Advertising........................................     146      75     62
     Office supplies, forms, stationery, printing, etc..      87      76     99
     Miscellaneous......................................     278     252    295
                                                          ------  ------ ------
                                                          $3,917  $3,468 $3,341
                                                          ======  ====== ======

  Total overhead spending for the Company increased 12.9% to $3,916,893 in 1999 from $3,468,231 in 1998. During 1999 the Company's efficiency ratio improved to 55.39% from 58.17% in 1998. Essentially, it cost the Company $.5539 to generate $1.00 of revenue.

  Salaries and wages increased $157,530, to 9.1% to $1,883,572 during 1999. The primary reason for the increase was due to salary increases, additional staff and a larger bonus pool.

  During 1999 employee benefits increased $84,712 or 22% to $450,235 from $365,523. The increase was primarily related to a $49,547 increase in the Supplemental Executive Retirement Plan contribution; an $18,732, or 23.6% increase in health insurance costs; a $14,147 increase in 401(k) costs and; a $9,475 increase in payroll taxes. Overall, the increase in benefit costs was a combination of both increased unit cost along with a greater number of employees availing themselves to such benefits.

  Occupancy expense increased $158,245 during 1999. However, this increase includes the $129,362 write-off of a long-lived asset in recognition of its impaired value. Exclusive of this write-off, occupancy expense increased $28,883, or 7.3%. The majority of the increase was related to higher tangible personal property taxes and depreciation charges associated with branch building improvements.

  Equipment expenses increased $19,805, or 7.3% to $290,088 from $270,282 in 1998. The single largest item contributing to this increase was a $9,353 increase in equipment maintenance costs, much of which was Y2K upgrade related.

  OREO costs showed the most dramatic swing in performance in 1999 compared to 1998. During 1999, OREO costs showed a net gain of $208,977 as compared to a net loss of $41,593 during 1998. With a smaller OREO portfolio during 1999, the carrying costs of foreclosed property dropped to $6,032 from $27,431. Further, disposition gains, net of writedowns, were $215,008 in 1999, compared to disposition losses of $14,161 during 1998. The single largest contributor to 1999's net gains was the sale of vacant lots at a gain of $222,452. During 1999, the OREO portfolio averaged $231,000 versus $604,786 in 1998. At December 31, 1999 there was no foreclosed property on the Company's books.

  Computer services increased $52,658, or 26.4% to $251,964 in 1999 compared to $199,306 in 1998. There were two primary reasons for this increase. First, the Company availed itself of more technological services. Second, as the Company went through the Y2K preparation process, costs incurred in connection with the project were captured in the computer services category.

  Other operating expenses increased $230,652, or 35% to $887,179 from $656,527. However, most of the overall increase was confined to three expense categories. First, legal and professional fees increased $77,134 to $213,620. Of this increase, $59,000 represented uninsured costs of an ongoing legal matter. Second, Directors' fees increased $46,333 to $116,133 in 1999 versus $69,800 in 1998. This increase reflects the increase in the annual Director retainer to $5,000 from $3,000, and meeting fees to $500 from $300 per meeting. Finally, advertising increased $70,559 to $145,787 from $75,228. This increase was discretionary, and demonstrated the Company's focus on advertising and marketing during 1999.

 Income Taxes

  Income tax expense amounted to $1,061,036 in 1999, or an effective tax rate of 36.8%. The effective rate in 1998 was 35.4%. The Company's combined federal and state (net of federal benefit) statutory income tax rate was 39.94% in 1999 and 1998. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income, interest income on U.S. Treasury obligations and certain government agency debt securities in 1999 and 1998. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.

Financial Condition

 Total Assets

  The Company's total assets increased $2.9 million, or 2%, from $141.9 million at December 31, 1998, to $144.8 million at December 31, 1999. The increase in total assets primarily occurred within the Company's loan portfolio which increased $8.6 million and a $4.2 million increase in cash and cash equivalents. These increases were offset somewhat by a $10.3 million decrease in investment securities. The primary funding source for the increase in total assets was the wholesale funding market. While retail deposits remained virtually flat at $104.6 million at December 31, 1999, compared to $104.4 million at December 31, 1998, repurchase agreements and Federal Home Loan Bank advances increased $4.6 million. The $3.0 million senior debenture was repaid during 1999 and shareholders' equity increased nearly $.7 million.

 Investment Securities

  The Company's total investment securities portfolio decreased $10.3 million to $36.5 million at December 31, 1999, from $46.8 million at December 31, 1998.

  At December 31, 1999, securities which were classified as held-to-maturity were carried at an amortized cost of $15,691,004, with a fair value of $15,450,453. Securities classified as available-for-sale were carried at a fair value of $20,857,124, with an amortized cost of $21,167,567. At December 31, 1999, government agency debt securities and collateralized mortgage obligations were classified as held-to-maturity which is consistent with the Company's intent and ability. The available-for-sale segment of investment securities was comprised of U.S. Treasury securities, government agency debt securities, mortgage-backed securities, and marketable equity securities.

  The securities in which the Company may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Company has an internal investment policy which restricts investments to: (i) United States treasury securities; (ii) obligations of United States government agencies and corporations; (iii) collateralized mortgage obligations, including securities issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA), and the Federal Home Loan Mortgage Corporation (FHLMC); (iv) securities of states and political subdivisions; (v) corporate debt, all of which must be considered investment grade by a recognized rating service; and (vi) corporate stock. In addition to achieving a rate of return which is consistent with the overall risk profile of the investment portfolio, the Company views the principal purpose of its investment securities as a ready source of liquidity and as a management tool against interest rate risk embedded within the Company's balance sheet. Generally, the Company invests in fixed rate government and agency obligations with a maturity not to exceed three years. Single index floating rate or step-up securities generally have final maturities which do not exceed five years at time of purchase. Consequently, the Company's exposure to significant market swings is somewhat controlled. At December 31, 1999, the Company's investment securities had net unrealized losses of $550,994 as compared to net unrealized gains of $58,012 at December 31, 1998.

 Loans

  Total loans, net of unearned discount, amounted to $94.9 million at December 31, 1999, up $8.6 million, or 10.0%, from $86.3 million at the end of 1998. The increase in total loans was predominately in the commercial real estate portfolio, which grew $15.2 million, while commercial, residential real estate, home equity lines of credit and consumer loans declined $6.6 million. At December 31, 1999, total loans represented 65.6% of total assets and 90.8% of total deposits compared to 60.8% and 82.7%, respectively, at the end of 1998.

                                             At December 31,
                             -----------------------------------------------
                                  1999            1998            1997
                             --------------- --------------- ---------------
                             Amount  Percent Amount  Percent Amount  Percent
                             ------- ------- ------- ------- ------- -------
                                         (Dollars in Thousands)
   Commercial..............  $12,249   12.9% $14,763   17.1% $ 6,418    8.3%
   Commercial real estate..   65,812   69.3   50,646   58.7   45,977   59.2
   Residential real estate.   13,084   13.8   16,417   19.0   21,464   27.6
   Home equity lines of
    credit.................    3,051    3.2    3,489    4.0    2,839    3.7
   Consumer................      766    0.8    1,047    1.2    1,057    1.2
                             -------  -----  -------  -----  -------  -----
                              94,962          86,362          77,755
   Unearned discount.......       23              66              75
                             -------         -------         -------
                              94,939  100.0%  86,296  100.0%  77,680  100.0%
                                      =====           =====           =====
   Allowance for loan
    losses.................    1,556           1,287           1,597
                             -------         -------         -------
   Net loans...............  $93,383         $85,009         $76,083
                             =======         =======         =======

  In 1999, the Company encountered solid loan demand from small businesses. The Company believes a primary reason for this demand was the desire of small business borrowers to obtain banking relationships with banks which are responsive to their needs, and the success of the Company in meeting those needs. The increase in commercial and commercial real estate loans reflected the Company's emphasis on: (i) small business lending; (ii) obtaining loan guarantees from the SBA; and (iii) cash-flow analysis and an overall assessment of the borrower's financial strength and ability to repay with a secondary view towards collateral values.

  The Bank offers a full range of consumer lending products including residential mortgages and home equity lines of credit, new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from mortgage and consumer finance companies.

 Nonperforming Assets

  Nonperforming assets include nonperforming loans and other real estate owned
(OREO). The nonperforming loans category includes loans on which the accrual of interest is discontinued when the collectibility of principal or interest is in doubt, or when payments of principal or interest have become 90 days past due and have arrearages that have not been eliminated. In certain instances, nonperforming loans may also include loans that have become 90 days past due but remain on accrual status because the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings. In addition to the preceding two categories, the Company may, under appropriate circumstances, restructure loans as a concession to a borrower. At December 31, 1999, 1998 and 1997, no troubled debt restructurings were included in the Company's loan portfolio.

  The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown are exclusive of the loans and allowance for loan losses acquired in the Chariho-Exeter Credit Union acquisition.

                                                           December 31,
                                                         -------------------
                                                         1999   1998   1997
                                                         -----  -----  -----
                                                            (Dollars in
                                                            Thousands)
   Loans past due 90 days or more but not included in
    nonaccrual loans                                     $ --   $ --   $ --
   Nonaccrual loans.....................................   181    --      17
                                                         -----  -----  -----
   Total nonperforming loans............................   181    --      17
   Other real estate owned..............................   --     513    782
                                                         -----  -----  -----
   Total nonperforming assets........................... $ 181  $ 513  $ 799
                                                         =====  =====  =====
   Delinquent loans 30-89 days past due................. $ 154  $ 161  $ 490
                                                         =====  =====  =====
   Nonperforming loans as a percent of gross loans......  0.19%    NM   0.02%
   Nonperforming assets as a percent of total assets....  0.12%  0.36%  0.65%
   Delinquent loans 30-89 days past due as a percent of
    gross loans.........................................  0.16%  0.19%  0.67%

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

  The Bank has an informal loan peer review function and a loan loss review committee. The loan peer review committee, which meets monthly, is an informal committee comprised of the Bank's chief executive officer and all loan officers. Every loan of $250,000 or more or a total relationship of $500,000 or more is scheduled to be reviewed not less than once every two years by the loan peer review committee. All loans that undergo loan peer review receive a numerical grade ranging from 1 to 6 based on a number of criteria, including the financial strength of the borrower as determined, in part, by such borrower's liquidity, debt service coverage and historical performance. Any loan rated 4 or worse will automatically be placed on a "watchlist." Certain 3 rated loans for which the committee has identified potential problems may also be placed on the watchlist. The loans on the watchlist are reviewed monthly by the Bank's Credit Committee in order to determine what actions should be taken with respect to such loans, whether any loans should be added or deleted from the watchlist, and to make estimates regarding loan loss exposure to the loan loss review committee. The loan loss review committee, comprised of the Bank's chief executive officer, chief financial officer and all other loan officers, reviews loans on the watchlist on a quarterly basis in order to establish specific loan loss reserve levels.

  In addition to assessing loss exposure for all loans included on the watchlist (specific allowance), the loan loss review committee also applies a three year moving weighted average, by category, of net charge-offs to each loan type (general allowance) (exclusive of watchlist loans which are specifically reviewed). Finally, the loan loss review committee will take into consideration the above mentioned conditions, the effects of which are not directly measured in determining the general and specific allowances. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem loans or loan portfolio types. Thus, an unallocated allowance for loan losses is used to recognize the estimated risk associated with the general and specific allowance calculations and to reflect management's evaluation of various conditions, the effect of which are not directly measurable in determining the general and specific allowance.

  The following table, exclusive of the acquired allowance for loan losses, represents the allocation of the Bank's allowance for loan losses for the periods ending as indicated:

                                                    December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                               (Dollars in Thousands)
   Loan Category:
     Commercial....................... $  192  12.3% $  160  12.4% $   75   6.2%
     Commercial Real Estate...........  1,044  67.1     840  65.3     848  70.2
     Residential Real Estate..........    248  15.9     219  17.0     266  22.0
     Home Equity Lines of Credit......     60   3.9      54   4.2       7   0.6
     Consumer.........................     12   0.8      14   1.1      12   1.0
                                       ------ -----  ------ -----  ------ -----
       Total.......................... $1,556 100.0% $1,287 100.0% $1,208 100.0%
                                       ====== =====  ====== =====  ====== =====

  This allocation of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This allocation should not be considered as an indication of the future amounts or types of loan charge-offs. At December 31, 1999, the Bank classified $1.6 million of loans as substandard based on the rating system adopted by the Bank. Of these amounts, a majority of which are included in the commercial real estate loan portfolio, the Bank estimates a potential loss exposure of $148,000.

  The following table is an analysis of the Allowance for Loan Losses over the last three years. This table excludes the acquired loans and related allowance.

                                                    Years Ended December 31,
                                                    --------------------------
                                                     1999     1998      1997
                                                    -------  -------  --------
                                                     (Dollars in Thousands)
AVERAGE LOANS OUTSTANDING.......................... $91,888  $77,302  $ 70,854
                                                    =======  =======  ========
ALLOWANCE FOR LOAN LOSSES AT BEGINNING OF YEAR..... $ 1,287  $ 1,208  $  1,200
CHARGED-OFF LOANS:
  Commercial.......................................      52       12       --
  Commercial Real Estate:
    Non-owner occupied 1-4 family..................     --       --        --
    Non-owner occupied multi-family................     --       128       --
    Commercial.....................................     --        27        25
  Residential Real Estate:
    Owner occupied 1-4 family......................     --       --         46
    Non-owner occupied 1-4 family..................     --         7       111
  Home Equity Lines of Credit......................     --       --         74
  Consumer.........................................       2       10        11
                                                    -------  -------  --------
    Total charged-off loans........................      54      184       267
                                                    -------  -------  --------
RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
  Commercial.......................................       3        1       --
  Commercial Real Estate:
    Non-owner occupied 1-4 family..................     --       --        --
    Non-owner occupied multi-family................      19      --        --
    Commercial.....................................      23      --        --
  Residential Real Estate:
    Owner occupied 1-4 family......................       3      --          8
    Non-owner occupied 1-4 family..................     --       --        --
  Home Equity Lines of Credit......................     --       --        --
  Consumer.........................................     --        12        17
                                                    -------  -------  --------
    Total recoveries...............................      48       13        25
                                                    -------  -------  --------
NET LOANS CHARGED-OFF..............................       6      171       242
PROVISION FOR LOAN LOSSES..........................     275      250       250
                                                    -------  -------  --------
ALLOWANCE FOR LOAN LOSSES AT END OF YEAR........... $ 1,556  $ 1,287  $  1,208
                                                    =======  =======  ========
Net loans charged-off to average loans.............    0.01%    0.22%     0.34%
Allowance for loan losses to gross loans at end of
 year..............................................    1.64     1.53      1.64
Allowance for loan losses to nonperforming loans...  861.94       NM   7332.94
Net loans charged-off to allowance for loan losses
 at beginning of year..............................    0.47    14.16     20.17
Recoveries to charge-offs..........................   88.89     7.07      9.36

  The following table summarizes the gross activity in OREO during the periods indicated:

                                                               Years Ended
                                                              December 31,
                                                            -------------------
                                                            1999   1998   1997
                                                            -----  -----  -----
                                                               (Dollars in
                                                               Thousands)
   Balance at beginning of year............................ $ 513  $ 782  $ 676
   Property acquired.......................................   --     245    461
   Sales and other adjustments.............................  (493)  (514)  (355)
   Write-downs (charged to operations).....................   (20)   --     --
                                                            -----  -----  -----
   Balance at end of year.................................. $ --   $ 513  $ 782
                                                            =====  =====  =====

 Deposits and Borrowings

  The Company devotes considerable time and resources to gathering deposits through its retail branch network system. Total deposits increased $.2 million, to $104.6 million at December 31, 1999, from $104.4 million at the end of 1998. During 1999, the Company reported increases in its core transactional type deposit products. Total demand deposits increased $1.8 million, and savings and money market accounts increased $1.9 million. However, time deposits, which are more interest rate sensitive, decreased $3.5 million. The Company adopted a marginal pricing strategy during 1998 and carried the strategy forward into 1999. The strategy, which was for the purpose of reducing the Company's overall funding costs set time deposit rates at the low end of competitive market rates with replacement funds provided, if necessary, from wholesale funding sources. During 1999, the Company's overall cost of funds declined 48 basis points to 4.46%, and its cost of funds for time deposits declined 44 basis points to 5.00%.

  Along with its deposit gathering efforts, the Company relied on borrowing from securities sold under agreements to repurchase (repo) to leverage its capital. At December 31, 1999, securities sold under agreements to repurchase amounted to $9.4 million, compared to $12.3 million at December 31, 1998.

  During 1999, the Company increased its use of wholesale funding sources from the Federal Home Loan Bank of Boston (FHLB). The purpose of these borrowings was to match the funding for selected loans as well as refinance maturing repo's at more favorable terms. At December 31, 1999, advances from the FHLB amounted to $13.6 million, compared to $6.2 million at December 31, 1998.

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

  The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999:

                                                        Over
                                     Over      Over     Five
                                    Three       One     Years
                          Within      to      Year to    to      Over
                           Three    Twelve     Five      Ten      Ten
                          Months    Months     Years    Years    Years    Total
                          -------  --------   -------  -------  -------  --------
                                       (Dollars in Thousands)
INTEREST-EARNING ASSETS:
 Securities purchased
  under agreements to
  resell, and other.....  $ 3,803  $    --    $   --   $   --   $   --   $  3,803
 Investment securities..    6,720     6,266    19,846    3,716      --     36,548
 Loans..................   22,993    10,184    50,492   12,212      --     95,881
                          -------  --------   -------  -------  -------  --------
Total interest-earning
 assets.................   33,516    16,450    70,338   15,928      --    136,232
INTEREST-BEARING
 LIABILITIES:
 Money Market accounts..      342       996       649      --       --      1,987
 Savings deposits and
  NOW accounts..........    1,799     5,559    14,494      --       --     21,852
 Time deposits..........   25,349    28,753     9,125      --       --     63,227
 Securities sold under
  agreements to
  repurchase............    4,311       --      5,100      --       --      9,411
 Federal Home Loan Bank
  advances..............      261     3,283     6,674    3,392      --     13,610
 Senior debenture.......      --        --        --       --       --        --
                          -------  --------   -------  -------  -------  --------
Total interest-bearing
 liabilities............   32,062    38,591    36,042    3,392      --    110,087
                          -------  --------   -------  -------  -------  --------
NET INTEREST SENSITIVITY
 GAP....................  $ 1,454  $(22,141)  $34,296  $12,536  $   --   $ 26,145
                          =======  ========   =======  =======  =======  ========
CUMULATIVE GAP..........  $ 1,454  $(20,687)  $13,609  $26,145  $26,145  $ 26,145
                          =======  ========   =======  =======  =======  ========
NET INTEREST SENSITIVITY
 GAP AS A PERCENT OF
 TOTAL ASSETS...........      1.0%    (15.3)%    23.7%     8.7%     -- %     18.1%
                          =======  ========   =======  =======  =======  ========
CUMULATIVE GAP AS A
 PERCENT OF TOTAL
 ASSETS.................      1.0%    (14.3)%     9.4%    18.1%    18.1%     18.1%
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

  By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At December 31, 1999, the Company's earnings-at-risk under a 200 basis point interest rate shock test measured a negative 0.9% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 13.2% of market value of equity at December 31, 1999. At December 31, 1999, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

  At December 31, 1999, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $15.2 million, or 10.5% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term unused borrowings of nearly $28.6 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At December 31, 1999, the Company held state and municipal demand deposits of $.8 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments. The Company encountered no unusual liquidity demands as a result of the Year 2000 issue.

 Capital Resources

  Total stockholders' equity of the Company at December 31, 1999, was $15.5 million, as compared to $14.8 million at December 31, 1998. The increase of $.7 million primarily resulted from $1.8 million in net income; less dividends declared of $.4 million, repurchase of common stock of $.4 million, and unrealized losses on investment securities of $.3 million.

  The Bank is subject to the leverage and risk-based capital ratio requirements of the FDIC. The Bank is deemed to be "well capitalized" by the FDIC and is classified as such for FDIC insurance- assessment purposes. At December 31, 1999, the Bank's Leverage Capital Ratio was 10.26%, as compared to 10.31% at December 31, 1998. The FDIC's minimum Leverage Capital Ratio for "adequately capitalized" financial institutions is 3%, although this minimum leverage ratio applies only to certain of the most highly-rated banks. Other institutions are subject to higher requirements.

  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I Risk-Based Capital Ratio of 16.05% and a Total Risk-Based Capital Ratio of 17.30% at December 31, 1999, as compared to a Tier I Risk-Based Capital Ratio of 16.61% and a Total Risk-Based Capital Ratio of 17.87% at December 31, 1998. The minimum risk-based Tier I and Total Capital Ratios at each of these dates were 4.0% and 8.0%, respectively.

  The capital structure of the Company is subject to the capital ratio requirements of the Federal Reserve Bank, which happens to be the same requirements which FDIC imposes on the Bank.

  At December 31, 1999, the Company's Leverage Capital Ratio was 10.71%, as compared to 10.56% at December 31, 1998. The Company's Tier I Risk-Based Capital Ratio was 16.72% and its Total Risk-Based Capital Ratio was 17.97% at December 31, 1999, and 17.24% and 18.49%, respectively, at December 31, 1998.

 Year 2000 Compliance

  The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors.

  In confronting the Year 2000 problem, the Company's Board of Directors played a very active role in the Year 2000 compliance effort. The Board approved the Year 2000 Plan and received monthly status reports from members of the project team. The FDIC has also played a very active role and visited the Company on several occasions to examine the Company's progress.

  The Company faced potential risks to its and the Bank's operations. As stated above, the Company purchases substantially all of its software from third parties who faced the same Year 2000 challenge as the Company. In addition, the Company relies almost exclusively on other companies for the functioning of its automated system. Thus, the Company's operations could be adversely affected if the operations of these third parties were adversely affected by the Year 2000 problem. Most importantly, the Company faced risks that all banking institutions, whether large or small, also faced. Included among these risks is the risk that the Year 2000 date change would result in the inability to process and underwrite loan applications, to credit deposits and withdrawals from customer accounts, to credit loan payments or track delinquencies, to properly reconcile and record daily activity or to engage in similar normal banking activities. Additionally, if those commercial loan customers of the Bank whose operations depend heavily on computers and computer software experience Year 2000 compliance problems and suffer adverse effects with respect to their own operations, their ability to meet their obligations to the Bank could be adversely affected. This could force the Bank to increase its provision for loan losses or take more aggressive collection actions, potentially impacting the Company's earnings.

  At January 1, 2000, the Company did not encounter any Year 2000 date change difficulties. All systems and operations continued to function without interruption. The Company is not aware of any Year 2000 difficulties encountered by any of its borrowers. Nonetheless, the Company continues to closely monitor the Year 2000 issue as critical dates emerge throughout the year.

Comparison of 1998 with 1997

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

 Net Interest Income

  Net interest income, the difference between interest income and interest expense, rose $180,461 or 3.5%, to $5,346,267 in 1998 from $5,165,806 in 1997.
The primary reason for this increase was due to an increase in average interest-earning assets of $11.9 million, or 10.1% offset somewhat by a 26 basis point decrease in average net spread to 3.20% in 1998, as compared to 3.46% in 1997. The increase in average interest-earning assets was funded largely from deposit growth and other borrowings. Increases in average stockholders' equity and an increase in average noninterest-bearing deposits, accounted for a decrease in average net interest margin of 26 basis points to 4.12% in 1998, the same as the 26 basis point decrease in net interest spread.

  In 1998, total interest income amounted to $10,564,083 compared to $9,969,127 in 1997, or an increase of $594,956, or 6.0%. This increase was attributable to an $11.9 million increase in average interest-earning assets, offset somewhat by a 31 basis points decline in earning asset yields. The increase in earning assets was funded by an increase of $4.3 million in retail deposits and a $5.2 million increase in wholesale sources. Within earning assets, average loans increased $4.7 million or 6.3%, while average investments increased $6.9 million. During 1998, average loans represented 62.0% of total average interest-earning assets, compared to 64.2% during 1997. This disproportionate growth from higher yielding loans to lower yielding investments, along with a lower interest rate environment, accounted for the decline in average interest-earning asset yield to 8.14% from 8.45%. In terms of rate/volume, the decline in rates reduced interest income by approximately $256,000; but the increase in volume contributed approximately $851,000 in interest income.

  Total interest expense amounted to $5,217,816 in 1998 compared to $4,803,321 in 1997, or an increase of $414,495, or 8.6%. Average interest-bearing deposits grew $4.3 million, while cost of funds on interest-bearing deposits remained flat at 4.70%. Despite a declining interest rate environment, the Company's cost of funds on retail deposits remained flat due to the predominant growth of retail deposits in high-costing time certificates of deposit. The cost of funds on time deposits dropped to 5.44% from 5.52%. Average wholesale funds (repurchase agreements, FHLB advances, etc.) increased $5.2 million while its cost decreased to 6.01% from 6.77%. The overall cost on interest-bearing liabilities decreased 5 basis points to 4.94% in 1998 compared to 4.99% in 1997. In terms of rate/volume, the decline in rates helped reduce interest expense by approximately $140,000, while the increase in total interest-bearing liabilities of $9.5 million caused an increase of approximately $555,000 in interest expense.

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

 Noninterest Income

  Noninterest income increased $150,608 or 32.4% to $616,005 in 1998 from $465,397 in 1997. This increase was the result of the recognition of $165,620 in gains on SBA loan sales, an increase of nearly $120,000 over 1997. During 1998, the Company originated for sale $3,368,807 of guaranteed portion SBA loans at a gain on sale of $261,424 ($95,803 has been deferred into the 1st quarter of 1999). These originations compare to $1,386,340 in1997. As a result of this SBA activity, the Company's servicing fee income increased $8,301 to $40,805. The other contributor was the result of the imposition of ATM surcharge fees in 1998 which contributed $50,317 to noninterest income.

 Noninterest Expense

  Total overhead spending for the Company increased 3.8% to $3,468,231 in 1998 from $3,341,269 in 1997. During 1998, the Company's efficiency ratio improved to 58.17% from 59.33% in 1997.

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

  Refer to "Asset/Liability Management" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of First Financial Corp.:

  We have audited the accompanying consolidated balance sheets of First Financial Corp. (a Rhode Island corporation) and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corp. and subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Arthur Andersen LLP
                                         Arthur Andersen LLP

Boston, Massachusetts
January 12, 2000

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                      --------------------------
                                                          1999          1998
                                                      ------------  ------------
                       ASSETS
CASH AND DUE FROM BANKS.............................  $  5,441,190  $  2,342,782
                                                      ------------  ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.....     3,802,865     2,723,488
                                                      ------------  ------------
LOANS HELD FOR SALE (Note 1)........................       942,338       357,493
                                                      ------------  ------------
INVESTMENT SECURITIES (Notes 1 and 2):
 Held-to-maturity (fair value: $15,450,453 in 1999
  and $13,673,673 in 1998)..........................    15,691,004    13,733,393
 Available-for-sale (amortized cost: $21,167,567 in
  1999 and $32,969,558 in 1998).....................    20,857,124    33,087,290
                                                      ------------  ------------
 Total investment securities........................    36,548,128    46,820,683
                                                      ------------  ------------
FEDERAL HOME LOAN BANK STOCK........................       681,500       447,700
                                                      ------------  ------------
LOANS (Notes 1, 7 and 9):
 Commercial.........................................    12,248,552    14,762,537
 Commercial real estate.............................    65,812,129    50,646,390
 Residential real estate............................    13,084,006    16,417,012
 Home equity lines of credit........................     3,051,265     3,489,029
 Consumer...........................................       766,383     1,047,141
                                                      ------------  ------------
                                                        94,962,335    86,362,109
 Less--Unearned Discount............................        23,221        66,264
 Allowance for loan losses (Notes 3 and 12).........     1,556,405     1,287,058
                                                      ------------  ------------
 Net loans..........................................    93,382,709    85,008,787
                                                      ------------  ------------
OTHER REAL ESTATE OWNED (Note 1)....................           --        513,127
                                                      ------------  ------------
PREMISES AND EQUIPMENT, net (Notes 4 and 7).........     2,167,103     2,416,790
                                                      ------------  ------------
OTHER ASSETS........................................     1,815,822     1,288,080
                                                      ------------  ------------
TOTAL ASSETS........................................  $144,781,655  $141,918,930
                                                      ============  ============
        LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
 Demand.............................................  $ 17,522,309  $ 15,743,185
 Savings and money market accounts..................    23,838,702    21,940,330
 Time deposits (Note 5).............................    63,227,494    66,688,413
                                                      ------------  ------------
 Total deposits.....................................   104,588,505   104,371,928
                                                      ------------  ------------
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE (Note
 6).................................................     9,411,111    12,255,880
                                                      ------------  ------------
FEDERAL HOME LOAN BANK ADVANCES (Note 6) ...........    13,610,400     6,204,077
                                                      ------------  ------------
ACCRUED EXPENSES AND OTHER LIABILITIES..............     1,689,999     1,302,316
                                                      ------------  ------------
SENIOR DEBENTURE, net of unamortized discount of
 $2,134 in 1998 (Note 12)...........................           --      2,971,487
                                                      ------------  ------------
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY (Notes 2, 11 and 15):
 Common Stock, $1 par value; Authorized--5,000,000
  shares; Issued--1,328,041 shares..................     1,328,041     1,328,041
 Surplus............................................     4,431,380     4,431,380
 Retained earnings..................................    10,504,194     9,130,143
 Accumulated other comprehensive (loss) income......      (186,265)       70,638
                                                      ------------  ------------
                                                        16,077,350    14,960,202
 Less--Treasury stock, at cost, 101,800 shares in
  1999 and 66,800 shares in 1998 ...................       595,710       146,960
                                                      ------------  ------------
 Total stockholders' equity.........................    15,481,640    14,813,242
                                                      ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $144,781,655  $141,918,930
                                                      ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                 Years Ended December 31,
                                            -----------------------------------
                                               1999         1998        1997
                                            -----------  ----------- ----------
INTEREST INCOME:
  Interest and fees on loans (Note 1).....  $ 8,687,625  $ 7,796,758 $7,400,873
  Interest on investment securities--
   U.S. Government and agency obligations.    1,735,195    1,882,529  1,532,872
   Collateralized mortgage obligations....      129,786       52,398     91,684
   Mortgage-backed securities.............      393,975      537,544    727,637
   Marketable equity securities and other.       71,483       74,360     40,838
   Interest on cash equivalents (Note 1)..      161,506      220,494    175,223
                                            -----------  ----------- ----------
   Total interest income..................   11,179,570   10,564,083  9,969,127
INTEREST EXPENSE:
  Interest on deposits....................    3,732,477    4,091,958  3,886,454
  Interest on repurchase agreements.......      553,342      712,217    646,622
  Interest on advances ...................      563,746      160,865        --
  Interest on debenture (Note 12).........       84,503      252,776    270,245
                                            -----------  ----------- ----------
   Total interest expense.................    4,934,068    5,217,816  4,803,321
                                            -----------  ----------- ----------
   Net interest income....................    6,245,502    5,346,267  5,165,806
PROVISION FOR LOAN LOSSES (Note 1)........      275,000      250,000    250,000
                                            -----------  ----------- ----------
   Net interest income after provision for
    loan losses...........................    5,970,502    5,096,267  4,915,806
                                            -----------  ----------- ----------
NONINTEREST INCOME:
   Service charges on deposits............      267,626      279,185    317,176
   Gain on loan sales.....................      340,061      165,620     46,410
   Other..................................      218,388      171,200    101,811
                                            -----------  ----------- ----------
   Total noninterest income...............      826,075      616,005    465,397
                                            -----------  ----------- ----------
NONINTEREST EXPENSE:
   Salaries and employee benefits (Note
    10)...................................    2,133,193    1,895,538  1,801,661
   Occupancy expense (Note 4).............      551,434      393,189    375,294
   Equipment expense......................      290,088      270,283    218,767
   Other real estate owned net (gains)
    losses, and expenses..................     (208,977)      41,593     22,128
   Computer services......................      251,964      199,306    193,392
   Deposit insurance assessments..........       12,012       11,795     11,127
   Other operating expenses...............      887,179      656,527    718,900
                                            -----------  ----------- ----------
   Total noninterest expense..............    3,916,893    3,468,231  3,341,269
                                            -----------  ----------- ----------
   Income before provision for income
    taxes.................................    2,879,684    2,244,041  2,039,934
PROVISION FOR INCOME TAXES (Note 8).......    1,061,036      793,993    728,201
                                            -----------  ----------- ----------
NET INCOME................................  $ 1,818,648  $ 1,450,048 $1,311,733
                                            ===========  =========== ==========
Earnings per share:
   Basic..................................  $      1.47  $      1.15 $     1.04
                                            ===========  =========== ==========
   Diluted................................  $      1.47  $      1.15 $     1.04
                                            ===========  =========== ==========
Weighted average common shares
 outstanding..............................    1,233,104    1,261,241  1,261,241
Weighted average equivalent shares........          --           --         --
                                            -----------  ----------- ----------
Weighted average common and common stock
 equivalent shares outstanding............    1,233,104    1,261,241  1,261,241
                                            ===========  =========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 1999, 1998 and 1997

                                                              Accumulated
                                                                 Other                    Total
                            Common               Retained    Comprehensive Treasury   Stockholders' Comprehensive
                            Stock     Surplus    Earnings    (Loss) Income   Stock       Equity        Income
                          ---------- ---------- -----------  ------------- ---------  ------------- -------------
Balance, December 31,
 1996...................  $1,328,041 $4,431,380 $ 6,923,308    $  34,132   $(146,960)  $12,569,901
Net income..............         --         --    1,311,733          --          --      1,311,733   $1,311,733
Other comprehensive
 income, net of tax:
 Unrealized holding
  gains, net of
  reclassification
  adjustment............         --         --          --        83,248         --         83,248       83,248
                                                                                                     ----------
Comprehensive income....                                                                             $1,394,981
                                                                                                     ==========
Dividends declared ($.20
 per share).............         --         --     (252,249)         --          --       (252,249)
                          ---------- ---------- -----------    ---------   ---------   -----------
Balance, December 31,
 1997...................   1,328,041  4,431,380   7,982,792      117,380    (146,960)   13,712,633
Net income..............         --         --    1,450,048          --          --      1,450,048   $1,450,048
Other comprehensive
 income, net of tax:
 Unrealized holding
  losses, net of
  reclassification
  adjustment............         --         --          --       (46,742)        --        (46,742)     (46,742)
                                                                                                     ----------
Comprehensive income:...                                                                             $1,403,306
                                                                                                     ==========
Dividends declared ($.24
 per share).............         --         --     (302,697)         --          --       (302,697)
                          ---------- ---------- -----------    ---------   ---------   -----------
Balance, December 31,
 1998...................   1,328,041  4,431,380   9,130,143       70,638    (146,960)   14,813,242
Net Income..............         --         --    1,818,648          --          --      1,818,648   $1,818,648
Other comprehensive
 income, net of tax:
 Unrealized holding
  losses, net of
  reclassification
  adjustment............         --         --          --      (256,903)        --       (256,903)    (256,903)
                                                                                                     ----------
Comprehensive income....                                                                             $1,561,745
                                                                                                     ==========
Dividends declared ($.36
 per share).............         --         --     (444,597)         --          --       (444,597)
Repurchase of 35,000
 shares of common stock.         --         --          --           --     (448,750)     (448,750)
                          ---------- ---------- -----------    ---------   ---------   -----------
Balance, December 31,
 1999...................  $1,328,041 $4,431,380 $10,504,194    $(186,265)  $(595,710)  $15,481,640
                          ========== ========== ===========    =========   =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            Years Ended December 31,
                                    ------------------------------------------
                                        1999           1998           1997
                                    -------------  -------------  ------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income....................... $   1,818,648  $   1,450,048  $  1,311,733
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
    Provision for loan losses......       275,000        250,000       250,000
    Depreciation and amortization..       305,694        285,721       231,723
    Write-off of impaired long-
     lived asset...................       129,362            --            --
    (Gains) losses on sale of other
     real estate owned.............      (215,008)        14,162        (9,522)
    Gain on sales of loans.........      (340,061)      (165,620)      (46,410)
    Proceeds from sales of loans...     5,547,975      3,630,231     1,209,421
    Loans originated for sale......    (5,792,759)    (3,346,300)   (1,386,340)
    Net increase in deferred loan
     fees..........................         4,535          6,226        46,816
    Net accretion on investment
     securities held-to- maturity..        (6,916)        (5,203)      (10,730)
    Net accretion on investment
     securities available-for-sale.      (370,177)      (290,619)      (66,649)
    Net (decrease) increase in
     unearned discount.............       (43,043)        (8,843)        8,391
    Net (increase) decrease in
     other assets..................      (290,742)       202,809        59,846
    Deferred income taxes
     (benefit).....................      (237,000)      (114,000)       (3,250)
    Amortization of discount on
     debenture.....................        15,860        205,983       202,566
    Net increase (decrease) in
     accrued expenses
     and other liabilities.........       280,385       (136,118)     (266,589)
                                    -------------  -------------  ------------
    Net cash provided by operating
     activities....................     1,081,753      1,978,477     1,531,006
                                    -------------  -------------  ------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from maturities of
   investment securities held-to-
   maturity........................     3,532,387     20,472,802    13,573,509
  Proceeds from maturities of
   investment securities available-
   for-sale........................   310,600,674    150,311,185    30,233,468
  Purchase of investment securities
   held-to-maturity................    (5,483,082)   (21,733,252)  (12,250,000)
  Purchase of investment securities
   available-for-sale..............  (298,428,506)  (156,587,124)  (28,215,380)
  Purchase of Federal Home Loan
   Bank stock......................      (233,800)           --        (99,600)
  Net increase in loans............    (8,610,414)    (9,418,020)   (6,258,403)
  Purchase of premises and
   equipment.......................      (185,369)      (243,961)   (1,044,993)
  Sales of other real estate owned.       728,135        499,901       366,955
                                    -------------  -------------  ------------
  Net cash provided by (used in)
   investing activities............     1,920,025    (16,698,469)   (3,694,444)
                                    -------------  -------------  ------------
CASH FLOWS FROM FINANCING
 ACTIVITIES
  Net increase in demand accounts..     1,779,124      2,544,229     1,928,910
  Net increase (decrease) in
   savings and money market
   accounts........................     1,898,372     (1,431,027)      621,657
  Net (decrease) increase in time
   deposits........................    (3,460,919)     3,968,855     2,863,195
  Net (decrease) increase in
   repurchase agreements...........    (2,844,769)     2,150,880      (673,000)
  Net increase in Federal Home Loan
   Bank advances...................     7,406,323      6,204,077           --
  Repayment of Senior Debenture....    (2,708,777)           --            --
  Purchase of common stock for
   treasury........................      (448,750)           --            --
  Dividends paid...................      (444,597)      (365,762)     (227,023)
                                    -------------  -------------  ------------
  Net cash provided by financing
   activities......................     1,176,007     13,071,252     4,513,739
                                    -------------  -------------  ------------

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                                                 Years Ended December 31,
                                             ----------------------------------
                                                1999       1998         1997
                                             ---------- -----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................ $4,177,785 $(1,648,744) $2,350,301
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.......................................  5,066,270   6,715,014   4,364,713
                                             ---------- -----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR...... $9,244,055 $ 5,066,270  $6,715,014
                                             ========== ===========  ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid............................. $4,907,286 $ 5,211,783  $4,755,368
                                             ========== ===========  ==========
  Income taxes paid......................... $1,236,000 $ 1,083,250  $  787,242
                                             ========== ===========  ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
  Transfer of loans to OREO................. $      --  $   245,000  $  461,002
                                             ========== ===========  ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 1999, 1998 and 1997

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, deferred tax assets and the valuation of foreclosed real estate.

 Cash and Cash Equivalents

  For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and securities purchased under agreements to resell, which represent short-term investments in government treasury and agency securities purchased from another institution.

 Investment Securities

  Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for the amortization of premium or the accretion of discount. Debt and equity securities with readily determinable fair values which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 1999 and 1998, the Company had no securities classified as trading. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and are carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' equity.

 Loans

  Loans are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans. Interest on commercial, real estate and consumer loans is accrued based on the principal amounts outstanding. The Company's policy is to discontinue the accrual of interest on loans when scheduled payments become past due in excess of 90 days, and when, in the judgement of management, the ultimate collectibility of principal or interest becomes doubtful. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is generally reversed against interest income in the current period. Interest income is recognized on an accrual basis for impaired loans, until such loans are placed on nonaccrual status. The Company recognizes interest income on these nonaccrual loans on a cash basis when the ultimate collectibility of principal is no longer considered doubtful. Otherwise, cash payments on nonaccrual loans are applied to principal.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


  Loans held for sale are carried at the lower of cost or fair value.

  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the latter method. All loans on nonaccrual status are considered to be impaired. All adversely classified loans at December 31, 1999 and 1998 are also considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans are evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value less costs to dispose of such collateral and the carrying value of the loan.

  Rights to service loans for others are recognized as an asset. The total cost of originated loans that are sold with servicing rights retained is allocated between the servicing rights and the loans without the servicing rights based on their relative fair values. Capitalized servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

 Provision and Allowance for Loan Losses

  The balance of the allowance and the amount of the annual provision charged to expense are estimated amounts based on management's systematic review of past loan loss experience, changes in the character and size of the loan portfolio, current economic conditions, adverse situations that may affect the borrowers ability to repay, and other pertinent factors. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported as an expense in the periods in which they become known. The allowance is maintained at a level considered by management to be adequate to cover reasonably foreseeable loan losses. Losses are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

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

 Earnings Per Share

  Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding. There were no dilutive shares outstanding during 1999, 1998 and 1997.

 Comprehensive Income

  Comprehensive income, which consists of net income and changes in unrealized gains and losses on securities available-for-sale net of income taxes is disclosed in the consolidated statements of stockholders' equity and comprehensive income.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


 Recent Pronouncements

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

(2) Investment Securities

  The estimated fair value and amortized cost of investment securities at December 31, 1999 and 1998 are as follows:

                                                 December 31, 1999
                                   ---------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized
                                      Cost       Gains      Losses   Fair Value
                                   ----------- ---------- ---------- -----------
Held-to-maturity--
 U.S. Government & agency
  obligations....................  $14,000,000  $    --    $230,568  $13,769,432
 Collateralized mortgage
  obligations....................    1,691,004       --       9,983    1,681,021
                                   -----------  --------   --------  -----------
                                   $15,691,004  $    --    $240,551  $15,450,453
                                   ===========  ========   ========  ===========
Available-for-sale--
 U.S. Government & agency
  obligations....................  $14,801,041  $    251   $ 79,350  $14,721,942
 Mortgage backed securities......    5,197,769     4,600    148,047    5,054,322
 Marketable equity security and
  other..........................    1,168,757    41,627    129,524    1,080,860
                                   -----------  --------   --------  -----------
                                   $21,167,567  $ 46,478   $356,921  $20,857,124
                                   ===========  ========   ========  ===========

                                                 December 31, 1998
                                   ---------------------------------------------
                                                 Gross      Gross
                                    Amortized  Unrealized Unrealized
                                      Cost       Gains      Losses   Fair Value
                                   ----------- ---------- ---------- -----------
Held-to-maturity--
 U.S. Government & agency
  obligations....................  $10,999,326  $    831   $ 53,573  $10,946,584
 Collateralized mortgage
  obligations....................    2,734,067     1,194      8,172    2,727,089
                                   -----------  --------   --------  -----------
                                   $13,733,393  $  2,025   $ 61,745  $13,673,673
                                   ===========  ========   ========  ===========
Available-for-sale--
 U.S. Government & agency
  obligations....................  $24,402,016  $ 78,580   $  5,361  $24,475,235
 Mortgage backed securities......    7,545,496   123,203      6,890    7,661,809
 Marketable equity security......    1,022,046     4,016     75,816      950,246
                                   -----------  --------   --------  -----------
                                   $32,969,558  $205,799   $ 88,067  $33,087,290
                                   ===========  ========   ========  ===========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


A schedule of the maturity distribution of U.S. Government and agency obligations is as follows:

                                                December 31, 1999
                                 -----------------------------------------------
                                    Held-to-Maturity       Available-for-Sale
                                 ----------------------- -----------------------
                                  Amortized     Fair      Amortized     Fair
                                    Cost        Value       Cost        Value
                                 ----------- ----------- ----------- -----------
Within one year................. $       --  $       --  $10,292,154 $10,260,964
Over one year to five years.....  14,000,000  13,769,432   4,508,887   4,460,978
                                 ----------- ----------- ----------- -----------
                                 $14,000,000 $13,769,432 $14,801,041 $14,721,942
                                 =========== =========== =========== ===========

  At December 31, 1999, approximately $13,000,000 of debt securities maturing in the one-to-five-year period are subject to call provisions within one year.

  There were no sales of investment securities in 1999, 1998 and 1997.

  At December 31, 1999, the collateralized mortgage obligations have principal payment windows which extend through March 2002.

  Investment securities with a carrying value of $10,995,483 and $14,848,939, at December 31, 1999 and 1998, respectively, were pledged as collateral for repurchase agreements, public deposits and other purposes, as required by law.

(3) Allowance for Loan Losses

  In 1992, the Company acquired certain assets and assumed certain deposit liabilities of the former Chariho-Exeter Credit Union ("Chariho"). The Company and the State of Rhode Island Depositors Economic Protection Corporation ("DEPCO") established an allowance for loan losses of $3,850,000 for loans acquired. This allowance was available only for loans of Chariho existing as of the acquisition date. The following analysis summarizes activity for both the acquired allowance and the Company's allowance for loan losses.

                                                       December 31,
                                             ----------------------------------
                                                1999        1998        1997
                                             ----------  ----------  ----------
Company Allowance:
  Balance at beginning of year.............. $1,287,058  $1,208,322  $1,199,617
    Provision...............................    275,000     250,000     250,000
    Loan charge-offs........................    (53,634)   (184,278)   (267,012)
    Recoveries..............................     47,981      13,014      25,717
                                             ----------  ----------  ----------
  Balance at end of year....................  1,556,405   1,287,058   1,208,322
                                             ----------  ----------  ----------
Acquired Allowance:
  Balance at beginning of year..............        --      388,291     742,840
    Loan charge-offs........................   (266,482)   (402,404)   (341,118)
    Recoveries (costs)......................      1,638     (12,266)    (13,431)
    Reclassification to senior
     debenture (Note 12)....................    264,844      26,379         --
                                             ----------  ----------  ----------
  Balance at end of year....................        --          --      388,291
                                             ----------  ----------  ----------
    Total Allowance......................... $1,556,405  $1,287,058  $1,596,613
                                             ==========  ==========  ==========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

  As set forth in the Chariho Acquisition Agreement, the remaining balance, if any, in the acquired allowance at May 1, 1999, less an amount equal to 1% of the remaining acquired loans, must be refunded to DEPCO. Conversely, in the event the allowance is inadequate, additional loan charge-offs were to reduce the amount owed on the debenture (Note 12) issued to DEPCO in connection with the acquisition. On May 31, 1999, the Company repaid the Senior Debenture in the amount of $2,708,777, which represented the original face value of $3,000,000, less $291,223 in net acquired loan losses in excess of the acquired loan loss allowance.

  At December 31, 1999 and 1998, the Company's recorded investment in impaired loans was $1,630,204 and $1,571,661, respectively, of which $613,074 and $853,221, respectively, was determined to require a valuation allowance of $147,586 and $235,473. The average recorded investment in impaired loans during 1999 and 1998 was $1,473,906 and $1,454,652, respectively. For the years ended December 31, 1999 and 1998, interest income on impaired loans totaled $186,264 and $225,730, respectively.

  At December 31, 1999 and 1998, nonaccrual loans totaled $180,571 and $0, respectively. Had nonaccrual loans been accruing, interest income would have increased by $14,742, $0 and $248 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $10,931,194 and $6,816,252 at December 31, 1999 and 1998, respectively. The balance of capitalized servicing rights, net of valuation allowances (fair value), included in other assets at December 31, 1999 and 1998, was $174,453 and $0, respectively. The fair value of servicing rights was determined using a riskless discount rate and a normal prepayment speed factor.

(4) Premises and Equipment

  Premises and equipment are summarized as follows:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Land and improvements................................. $  676,294 $  676,294
   Buildings and improvements............................  1,431,565  1,240,851
   Leasehold improvements................................    277,824    407,186
   Furniture, fixtures and equipment.....................  1,466,506  1,558,622
                                                          ---------- ----------
                                                           3,852,189  3,882,953
   Less--Accumulated depreciation........................  1,685,086  1,466,163
                                                          ---------- ----------
                                                          $2,167,103 $2,416,790
                                                          ========== ==========

  In June 1999, the Company recognized impairment in value of one of its long-lived assets and recorded a write-off in value of $129,362. Depreciation and amortization expense related to bank premises and equipment was $305,694, $285,721 and $231,723 in 1999, 1998 and 1997, respectively.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


(5) Time Deposits

  At December 31, 1999, scheduled maturities of time deposits are as follows:

                                                        $100,000
   Maturity                                             Or More   Other   Total
   --------                                             -------- ------- -------
                                                             (In Thousands)
   2000................................................ $10,748  $40,349 $51,097
   2001................................................   1,333    6,557   7,890
   2002................................................     299    1,273   1,572
   2003................................................     336    1,820   2,156
   2004................................................     100      412     512
                                                        -------  ------- -------
                                                        $12,816  $50,411 $63,227
                                                        =======  ======= =======

  Included in total time deposits are $12,129,000 of certificates of deposit subject to repricing on a quarterly basis (indexed to the three month yield on U.S. Treasury bills). Of these time deposits, $9,202,000 have remaining maturities of one year or less.

(6) Federal Home Loan Bank Advances and Other Borrowings

  At December 31, 1999, advances from the Federal Home Loan Bank of Boston ("FHLB") have scheduled repayments as follows:

   2000............................................................. $   241,246
   2001.............................................................     255,600
   2002.............................................................   1,665,928
   2003.............................................................   2,768,961
   2004.............................................................     279,608
   2005 and thereafter..............................................   8,399,057
                                                                     -----------
                                                                     $13,610,400
                                                                     ===========

  Of the total FHLB advances, $8,610,400 represents amortizing notes with final maturities of 3-15 years and amortization periods of 15-25 years. Of the remaining $5,000,000, $2,500,000 matures at September 17, 2003, with a one time call option exercisable by the FHLB on September 17, 2001. The remaining $2,500,000 matures at September 21, 2009, with a one time call option exercisable by the FHLB on September 21, 2000. Information relative to the Company's advances from the FHLB during 1999 is as follows:

   Balance, December 31, 1999...................................... $13,610,400
   Average amount outstanding during the year......................   9,605,428
   Maximum amount outstanding at any month end.....................  13,628,537
   Weighted average interest rate at December 31, 1999.............        5.85%
   Weighted average interest rate during the year..................        5.87%

  All borrowings from the FHLB are secured by the Company's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of unpledged U.S. government and federal agency obligations and 75% of the carrying value of certain unpledged residential mortgage loans. At December 31, 1999 and 1998, the Company had an unused borrowing capacity of $26,290,000 and $32,607,000 respectively, which excludes an unused overnight line of credit of $2,352,000.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


  The Company also had $9,411,111 and $12,255,880 of other borrowings at December 31, 1999 and 1998, respectively. These borrowings consist of repurchase agreements with customers and securities dealers and are collateralized by mortgage-backed securities and obligations of the U.S. Government and agency obligations. The following table represents scheduled maturities and interest rates of these agreements at December 31, 1999.

                                                           Weighted
   Maturity                                              Average Rate   Amount
   --------                                              ------------ ----------
   January 2000.........................................     3.50%    $4,311,111
   February 2001........................................     5.67      5,100,000
                                                             ----     ----------
                                                             4.68%    $9,411,111
                                                             ====     ==========

  At December 31, 1999, the Company's risk with counterparties to securities sold under repurchase agreements was approximately $389,000. The amount at risk with counterparties represents the excess of the greater of the carrying value or estimated market value of underlying collateral plus related accrued interest receivable over the total repurchase borrowing and related accrued interest payable.

  Securities sold under repurchase agreements averaged $11,311,027 and $13,059,000 during 1999 and 1998, respectively. The maximum amounts outstanding at any month end were $12,055,000 during 1999 and $15,108,000 during 1998. The weighted average interest rate was 4.89% during 1999 and 5.45% during 1998.

(7) Commitments and Contingencies

 Leases

  The Company leases the land on which its Cranston branch office is located, and building space in which its North Kingstown in-store branch is located. The annual rental expense under these leases is as follows:

   2000................................................................. $46,500
   2001.................................................................  46,500
   2002.................................................................  31,916
   2003.................................................................  21,500
   2004.................................................................   8,958
   2005 and thereafter..................................................     --

  The leases contain renewal options commencing in May 2002 and extending to May 2012. Under the terms of the rental options, the annual rental expense for both leases will not exceed $63,563.

 Litigation

  As of December 31, 1999, the Company was involved in certain lawsuits that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the views of legal counsel as to the outcome of the litigation. In management's opinion, final disposition of such lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

 Reserve Requirement

  The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required balances, including vault cash, were $469,000 and $363,000 as of December 31, 1999 and 1998, respectively.

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

  Off-balance sheet instruments, whose contract amounts present credit risk, include the following:

                                                              December 31,
                                                          ---------------------
                                                             1999       1998
                                                          ---------- ----------
   Unused portion of existing lines of credit............ $7,864,000 $9,939,000
   Unadvanced construction loans.........................  2,149,000    604,000
   Firm commitments to extend credit.....................  1,679,000  8,572,000

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

(8) Income Taxes

  The provision for income taxes consists of the following components:

                                                  Years Ended December 31,
                                                -------------------------------
                                                   1999       1998       1997
                                                ----------  ---------  --------
   Federal--
     Current................................... $1,140,786  $ 832,993  $665,201
     Prepaid...................................   (237,000)  (114,000)   (3,250)
   State.......................................    157,250     75,000    66,250
                                                ----------  ---------  --------
                                                $1,061,036  $ 793,993  $728,201
                                                ==========  =========  ========

  The provision for income taxes differs from the amount computed by applying the statutory rate of 34%, as summarized below:

                                                 Years Ended December 31,
                                               ------------------------------
                                                  1999       1998      1997
                                               ----------  --------  --------
   Provision for income taxes at statutory
    rate...................................... $  979,093  $762,974  $693,578
   State taxes, net of federal benefit........    103,785    49,500    43,725
   Other......................................    (21,842)  (18,481)   (9,102)
                                               ----------  --------  --------
                                               $1,061,036  $793,993  $728,201
                                               ==========  ========  ========

  The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                                December 31,
                                                              -----------------
                                                                1999     1998
                                                              -------- --------
   Gross deferred tax assets:
     Allowance for loan losses............................... $484,241 $329,005
     Deferred loan origination fees..........................   60,812   58,998
     OREO writedown..........................................      --     5,200
     Supplemental executive pension plan.....................  162,838  110,840
     Accrued expenses........................................   95,106   73,316
                                                              -------- --------
   Gross deferred tax assets.................................  802,997  577,359
                                                              -------- --------
   Gross deferred tax liabilities:
     Depreciation............................................  174,728  180,269
     Installment sales.......................................   13,269   19,090
                                                              -------- --------
   Gross deferred tax liabilities............................  187,997  199,359
                                                              -------- --------
   Net deferred tax asset.................................... $615,000 $378,000
                                                              ======== ========

  A valuation reserve is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. No valuation reserve was required as of December 31, 1999 or 1998.

(9) Related Party Transactions

  Certain directors and executive officers of the Company, their immediate families, companies in which they are principal owners, and trusts in which they are involved are borrowers of the Company. These related party

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons, and do not involve more than normal risk of collectibility.

  Related party loan activity was as follows:

                                                             1999       1998
                                                          ---------- ----------
   Balance at beginning of year.......................... $1,906,279 $  905,052
     Originations........................................        --     238,363
     Payments............................................    301,828   (237,707)
     Other...............................................        --   1,000,571
                                                          ---------- ----------
   Balance at end of year................................ $1,604,451 $1,906,279
                                                          ========== ==========

(10) Employee Benefit Plan

  The Company is a member of the Financial Institutions Retirement Fund
(FIRF), a multiple employer pension plan. As a participant in FIRF, the Company expenses its contributions to this plan, which is accounted for as a defined contribution plan. For the years ended December 31, 1999 and 1998, the plan reached a fully funded status and the Company was not required to make a contribution. Consequently, no pension expense was recorded during 1999 and 1998. The Company's pension expense was $55,413 for the year ended December 31, 1997.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

  The following table sets forth a reconciliation of the Plan's projected benefit obligation, a reconciliation of fair value of plan assets, the funded status of the plan, and the components of net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997:

                                                   1999       1998      1997
                                                 ---------  --------  --------
Change in benefit obligations:
  Benefit obligation at beginning of year....... $ 488,093  $365,941  $329,525
  Service cost..................................    28,316    19,177    14,650
  Interest cost.................................    50,542    32,715    23,948
  Actuarial loss (gain).........................   185,803    70,260    (2,182)
                                                 ---------  --------  --------
  Benefit obligation at end of year.............   752,754   488,093   365,941
                                                 ---------  --------  --------
Change in plan assets:
  Fair value of plan assets at beginning of
   year.........................................   412,318   310,091       --
  Actual return on plan assets..................    32,298    21,779    22,115
  Employer contributions........................   129,995    80,448   287,976
                                                 ---------  --------  --------
  Fair value of plan assets at end of year......   574,611   412,318   310,091
                                                 ---------  --------  --------
  Funded status.................................  (178,143)  (75,775)  (55,850)
  Unrecognized net actuarial loss (gain)........   202,879    39,657   (30,603)
  Unrecognized prior service cost...............   142,779   171,335   199,891
  Unrecognized net asset being recognized over
   10 years.....................................   (90,696)  (31,638)  (66,580)
                                                 ---------  --------  --------
  Prepaid (accrued) benefit cost................ $  76,819  $103,579  $ 46,858
                                                 =========  ========  ========
Components of net period benefit cost
  Service cost.................................. $  28,316  $ 19,177  $ 14,650
  Interest cost.................................    50,542    32,715    23,948
  Amortization of prior service cost............    28,556    28,556    28,556
  Amortization of unrecognized loss (gain)......    22,581       --       (959)
                                                 ---------  --------  --------
  Net periodic benefit cost..................... $ 129,995  $ 80,448  $ 66,195
                                                 =========  ========  ========

  For calculating 1999, 1998 and 1997 pension costs for this nonqualified plan the following assumptions were used:

   Assumed discount rate...............................................     7.5%
   Rate of increase in compensation level..............................     5.0%
   Amortization period for unrecognized prior service cost............. 10 years

  During 1996, the Company adopted the Financial Institutions Thrift Plan for the benefit of its employees. The Plan, which was effective January 1, 1997, is a qualified savings incentive plan under Internal Revenue Code section 401(k). Under the terms of the Plan, the Company matches 50% of the first 6% of each eligible employee's contribution. The Company's expense under this plan amounted to $46,995, $32,848, and $32,009 for the years ended December 31, 1999, 1998 and 1997.

(11) Stockholders' Equity

  On November 16, 1998, the Company's Board of Directors authorized the repurchase of up to 5%, or 63,062 shares, of the Company's common stock. During 1999 the Company repurchased a total of 35,000 shares under the repurchase program at prices ranging from $12.75 to $12.875 per share. Total capital used for these repurchases amounted to $448,750.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

(12) Chariho-Exeter Credit Union Acquisition
  In May 1992, the Company entered into the Acquisition Agreement with the receiver for Chariho and DEPCO. In connection with the Acquisition Agreement, the Company entered into a Securities Purchase Agreement with DEPCO. Under this agreement, the Company issued the Senior Debenture, a $3 million variable rate debenture to DEPCO. The Company invested the proceeds on the issuance of the debenture as a contribution of capital to the Bank. Under the terms of the debenture, interest began to accrue on the third anniversary of the Senior Debenture and was payable semiannually thereafter. The Senior Debenture bore interest at the average five-year Treasury rate (indexed rate) plus 1% until maturity and at the indexed rate plus 4% during the extension period.

  A discount of $717,005 was recorded to reduce the carrying value of the Senior Debenture at the date of issuance in recognition of its favorable interest terms. This discount was amortized over the initial term of the Senior Debenture on the level yield method. The discount amortization for the years ended December 31, 1999, 1998 and 1997 amounted to $15,860, $205,983 and $202,566, respectively, and is classified as interest expense in the accompanying consolidated statements of income.

  As discussed in (Note 3), the Senior Debenture matured on May 1, 1999 and the Company repaid the obligation.

(13) Fair Value Of Financial Instruments

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


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

  At December 31, 1999 and 1998, the estimated fair value of the Company's financial instruments are as follows:

                                                December 31,
                             ---------------------------------------------------
                                       1999                      1998
                             ------------------------- -------------------------
                               Carrying                  Carrying
                                Amount     Fair Value     Amount     Fair Value
                             ------------ ------------ ------------ ------------
          ASSETS
          ------
Cash and due from banks and
 securities purchased under
 agreement to resell.......  $  9,244,055 $  9,244,055 $  5,066,270 $  5,066,270
Loans held for sale........       942,338    1,008,571      357,493      392,141
Investment securities:
  Held-to-maturity.........    15,691,004   15,450,453   13,733,393   13,673,673
  Available-for-sale.......    20,857,124   20,857,124   33,087,290   33,087,290
Federal Home Loan Bank
 stock.....................       681,500      681,500      447,700      447,700
Loans--net.................    93,382,709   94,033,000   85,008,787   89,227,000
Loan servicing asset.......       174,453      174,453          --           --
        LIABILITIES
        -----------
Deposits...................  $104,588,505  104,430,000 $104,371,928 $105,090,000
Securities sold under
 agreements to repurchase..     9,411,111    9,282,000   12,255,880   12,377,000
Federal Home Loan Bank
 advances..................    13,610,400   13,479,000    6,204,077    6,415,000
Senior debenture...........           --           --     2,971,487    2,973,621

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                  Years Ended December 31, 1999, 1998 and 1997

(14) The Company (Parent Company Only)

  The condensed separate financial statements of the Company are presented below.

                            CONDENSED BALANCE SHEETS

                                                            December 31,
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                        ASSETS
                        ------
Cash and due from banks............................... $    79,227  $   102,773
Investment securities:
  Available-for-sale (amortized cost: $631,779 in 1999
   and $3,545,200 in
   1998)..............................................     502,255    3,469,998
Investment in subsidiary bank.........................  14,827,906   14,128,694
Other assets..........................................      82,023      114,715
                                                       -----------  -----------
    Total assets...................................... $15,491,411  $17,816,180
                                                       ===========  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Senior debenture, net of unamortized discount......... $       --   $ 2,971,487
Other liabilities.....................................       9,771       31,451
                                                       -----------  -----------
                                                             9,771    3,002,938
                                                       -----------  -----------
Stockholders' Equity:
  Common stock........................................   1,328,041    1,328,041
  Surplus.............................................   4,431,380    4,431,380
  Retained earnings...................................  10,504,194    9,130,143
  Accumulated other comprehensive income..............    (186,265)      70,638
                                                       -----------  -----------
                                                        16,077,350   14,960,202
Less--Treasury stock..................................     595,710      146,960
                                                       -----------  -----------
    Total stockholders' equity........................  15,481,640   14,813,242
                                                       -----------  -----------
    Total liabilities and stockholders' equity........ $15,491,411  $17,816,180
                                                       ===========  ===========

                         CONDENSED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                            ----------------------------------
                                               1999        1998        1997
                                            ----------  ----------  ----------
Interest and dividend income............... $1,028,666  $  491,446  $  461,850
Interest and other expense.................    162,503     338,776     380,180
                                            ----------  ----------  ----------
Income before income taxes and equity in
 undistributed earnings
 of subsidiary.............................    866,163     152,670      81,670
Applicable income tax benefit..............    (28,963)    (51,007)    (58,799)
                                            ----------  ----------  ----------
Income before equity in undistributed
 earnings of subsidiary....................    895,126     203,677     140,469
Equity in undistributed earnings of
 subsidiary................................    923,522   1,246,371   1,171,264
                                            ----------  ----------  ----------
Net income................................. $1,818,648  $1,450,048  $1,311,733
                                            ==========  ==========  ==========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


                      CONDENSED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                          -------------------------------------
                                             1999         1998         1997
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................  $ 1,818,648  $ 1,450,048  $ 1,311,733
  Adjustments to reconcile net income to
   net cash provided by
   (used in) operating activities--
    Equity in undistributed earnings of
     subsidiary.........................     (923,522)  (1,246,371)  (1,171,264)
    Amortization of discount on
     debenture..........................       15,860      205,983      202,566
    Net accretion on investment
     securities.........................      (34,904)     (44,134)     (98,254)
    Net increase (decrease) in accrued
     expenses and other liabilities.....       12,702      (59,453)    (210,471)
    Net decrease (increase) in other
     assets.............................       32,692      (12,459)      39,164
                                          -----------  -----------  -----------
      Net cash provided by operating
       activities.......................      921,476      293,614       73,474
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment
   securities available-for-sale .......    8,825,000    3,600,000    7,700,000
  Purchase of investment securities
   available-for-sale...................   (5,876,675)  (3,523,036)  (7,503,613)
                                          -----------  -----------  -----------
      Net cash provided by investing
       activities.......................    2,948,325       76,964      196,387
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Senior Debenture.........   (3,000,000)         --           --
  Purchase of common stock for treasury.     (448,750)         --           --
  Dividends paid .......................     (444,597)    (365,762)    (227,023)
                                          -----------  -----------  -----------
      Net cash used in financing
       activities.......................   (3,893,347)    (365,762)    (227,023)
                                          -----------  -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS............................      (23,546)       4,816       42,838
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................      102,773       97,957       55,119
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $    79,227  $   102,773  $    97,957
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid.........................  $    82,369  $   201,450  $   218,100
                                          ===========  ===========  ===========

(15) Regulatory Capital

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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 1999, the Company and the Bank met all capital adequacy requirements to which

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997

they are subject and are considered "well capitalized" by the federal banking agencies. The March 31, 1999 Federal Deposit Insurance Corporation examination categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

                                                                  To Be Well
                                                                 Capitalized
                                                                 Under Prompt
                                               For Capital        Corrective
                                                 Adequacy           Action
                               Actual            Purposes         Provisions
                          -----------------  ----------------  ----------------
                            Amount    Ratio    Amount   Ratio    Amount   Ratio
                          ----------- -----  ---------- -----  ---------- -----
As of December 31, 1999:
  The Company:
    Total capital (to
     risk weighted
     assets)............. $16,843,000 17.97% $7,497,920 8.00%         --    --
    Tier I capital (to
     risk weighted
     assets).............  15,667,000 16.72   3,748,960 4.00          --    --
    Tier I capital (to
     average assets).....  15,667,000 10.71   4,386,930 3.00          --    --
  The Bank:
    Total capital (to
     risk weighted
     assets)............. $16,105,000 17.30% $7,446,720 8.00%  $9,308,400 10.00%
    Tier I capital (to
     risk weighted
     assets).............  14,937,000 16.05   3,723,360 4.00    5,585,040  6.00
    Tier I capital (to
     average assets).....  14,937,000 10.26   4,367,130 3.00    7,278,550  5.00
    As of December 31,
     1998
  The Company:
    Total capital (to
     risk weighted
     assets)............. $15,814,000 18.49% $6,842,320 8.00%         --    --
    Tier I capital (to
     risk weighted
     assets).............  14,742,000 17.24   3,421,160 4.00          --    --
    Tier I capital (to
     average assets).....  14,742,000 10.56   4,189,170 3.00          --    --
  The Bank:
    Total capital (to
     risk weighted
     assets)............. $15,070,000 17.87% $6,748,240 8.00%  $8,435,300 10.00%
    Tier I capital (to
     risk weighted
     assets).............  14,013,000 16.61   3,374,120 4.00    5,061,180  6.00
    Tier I capital (to
     average assets).....  14,013,000 10.31   4,078,020 3.00    6,796,700  5.00

(16) Business Segments

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                 Years Ended December 31, 1999, 1998 and 1997


  Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company (Note 14).

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

  Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                          Community               Other Adjustments
                           Banking       Other    and Eliminations  Consolidated
                         ------------ ----------- ----------------- ------------
December 31, 1999
  Investment Securities. $ 36,045,873 $15,330,161   $(14,827,906)   $ 36,548,128
  Net Loans.............   93,382,709         --             --       93,382,709
  Total Assets..........  144,163,948  15,491,411    (14,873,704)    144,781,655
  Total Deposits........  104,634,303         --         (45,798)    104,588,505
  Total Liabilities.....  129,336,042       9,771        (45,798)    129,300,015
  Net Interest Income...    6,255,500     944,163       (954,161)      6,245,502
  Provision for Loan
   Losses...............      275,000         --             --          275,000
  Total Noninterest
   Income...............      826,075     923,522       (923,522)        826,075
  Total Noninterest
   Expense..............    3,838,893      78,000            --        3,916,893
  Net Income............    1,877,683   1,818,648     (1,877,683)      1,818,648
December 31, 1998
  Investment Securities. $ 43,350,685 $17,598,692   $(14,128,694)   $ 46,820,683
  Net Loans.............   85,008,787         --             --       85,008,787
  Total Assets..........  138,314,148  17,816,180    (14,211,398)    141,918,930
  Total Deposits........  104,454,631         --         (82,703)    104,371,928
  Total Liabilities.....  124,185,453   3,002,938        (82,703)    127,105,688
  Net Interest Income...    5,410,294     238,670       (302,697)      5,346,267
  Provision for Loan
   Losses...............      250,000         --             --          250,000
  Total Noninterest
   Income...............      616,005   1,246,371     (1,246,371)        616,005
  Total Noninterest
   Expense..............    3,382,231      86,000            --        3,468,231
  Net Income............    1,549,068   1,450,048     (1,549,068)      1,450,048
December 31, 1997
  Investment Securities. $ 35,489,009 $16,461,708   $(12,884,343)   $ 39,066,374
  Net Loans.............   76,083,150         --             --       76,083,150
  Total Assets..........  123,658,196  16,661,921    (13,010,250)    127,309,867
  Total Deposits........   99,352,715         --         (62,844)     99,289,871
  Total Liabilities.....  110,773,853   2,949,288       (125,907)    113,597,234
  Net Interest Income...    5,266,449     191,606       (252,249)      5,165,806
  Provision for Loan
   Losses...............      250,000         --             --          250,000
  Total Noninterest
   Income...............      465,397   1,171,264     (1,171,264)        465,397
  Total Noninterest
   Expense..............    3,231,333     109,936            --        3,341,269
  Net Income............    1,423,513   1,311,733     (1,423,513)      1,311,733

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

  (2) Financial Statements

  The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 1999 and 1998

    Consolidated Statements of Income for the years ended December 31, 1999, 1998, and 1997

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 1999, 1998, and 1997

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements

  (3) Financial Statement Schedules

  The Financial Data Schedule is included as Exhibit 27.1 to this Form 10-K and certain other schedules are omitted because they are not applicable or because the information is provided in Part II, Item 8, "Financial Statements and Supplementary Data".

  (4) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                 EXHIBIT INDEX

           Exhibit
 Reference Number                          Description
 --------- -------                         -----------
                   --Amended and Restated Articles of Incorporation of the
    (1)      3.1    Registrant.
    (1)      3.2   --By-Laws of Registrant.
                   --Specimen Certificate for Shares of the Registrant's
    (1)      4.1    Common Stock, $                           1.00 par value.
    (1)     10.1   --Lease Agreement between the Bank and Angelo Archetto
                      regarding Cranston, Rhode Island property dated as of
                      May 14, 1974.
    (1)     10.2   --Acquisition Agreement between the Registrant, Maurice C.
                      Paradis, receiver for Chariho-Exeter Credit Union, and
                      the Rhode Island Depositors Economic Protection
                      Corporation (DEPCO)
                      dated as of May 1, 1992.
                   --Senior Debenture issued by Registrant to DEPCO dated as
    (1)     10.3    of May 1, 1992.
    (4)     10.4   --Second amended and Restated Employment Agreement between
                      Registrant and Patrick J. Shanahan, Jr. dated as of
                      February 8, 1999.
    (1)     10.6   --Supplemental Executive Retirement Plan.
    (1)     10.7   --Financial Institutions Retirement Fund Defined Pension
                      Plan--Summary Plan Description.
                   --Form of Deferred Compensation Agreement regarding
    (1)     10.8    Directors' Fees.
                   --Financial Institutions Thrift Plan--Summary Plan
    (2)     10.9    Description.
    (2)     10.10  --Lease Agreement(s) between Bank and Wal-Mart Stores,
                      Inc., dated as of January 27, 1997.
    (3)     10.11  --Service Agreement dated as of April 1, 1997 by and between First Bank and Trust Company and BISYS, Inc.
                      (Confidential treatment granted for certain portions of
                      the Exhibit).
    (1)     21.1   --Subsidiaries of Registrant.
    (5)     27.1   --Financial Data Schedule

--------
(1) Incorporated by reference to the Registrant's Registration Statement of Form S.1 (Registration No. 333- 1654), as amended, which was initially filed with the Securities and Exchange Commission on February 26, 1996.

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to the Registrant's Annual report on Form 10-K for the year ended December 31, 1998.

(5) Filed herewith.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          FIRST FINANCIAL CORP.

                                              /s/ Patrick J. Shanahan, Jr.
                                          By: _________________________________
                                                  Patrick J. Shanahan, Jr
                                               Chairman, President and Chief
                                                     Executive Officer
Date: March 13, 2000

   Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:


              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Patrick J. Shanahan, Jr.        Chairman, President and      March 13, 2000
______________________________________  Chief Executive Officer;
       Patrick J. Shanahan, Jr.         Director

        /s/ Gary R. Alger              Director                     March 13, 2000
______________________________________
            Gary R. Alger

                                       Director                     March 13, 2000
______________________________________
         Raymond F. Bernardo

       /s/ Artin H. Coloian            Director                     March 13, 2000
______________________________________
           Artin H. Coloian

       /s/ Joseph A. Keough            Director                     March 13, 2000
______________________________________
           Joseph A. Keough

  /s/ Dr. Peter L. Mathieu, Jr.        Director                     March 13, 2000
______________________________________
      Dr. Peter L. Mathieu, Jr.

        /s/ Joseph V. Mega             Director                     March 13, 2000
______________________________________
            Joseph V. Mega

    /s/ John Nazarian, Ph.D.           Director                     March 13, 2000
______________________________________
         John Nazarian, Ph.D.

        /s/ Fred J. Simon              Director                     March 13, 2000
______________________________________
            Fred J. Simon

                                       Director                     March 13, 2000
______________________________________
          William P. Shields

       /s/ John A. Macomber            Vice President, Treasurer    March 13, 2000
______________________________________  and
           John A. Macomber             Chief Financial Officer