Form 10-Q
period 2000-03-31
FIRST FINANCIAL CORP /RI/
filed 2000-05-08
CIK 354948

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000    Commission file number 0-27878


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  X    Yes  _____ No
                                  ------

At May 3, 2000, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,213,741 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                                                                    PAGE
Item 1 - Financial Statements..................................................................................      1
     Consolidated Balance Sheets - March 31, 2000 and December 31, 1999........................................      1

     Consolidated Statements of Income - Three months ended March 31, 2000 and 1999............................      2

     Consolidated Statements of Stockholders' Equity and Comprehensive Income- Three
          months ended March 31, 2000 and year ended December 31, 1999.........................................      3

     Consolidated Statements of Cash Flows - Three months ended March 31, 2000 and 1999........................      4

     Notes to Consolidated Financial Statements - March 31, 2000...............................................      5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations.....................................................................................      7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.....................................................................................     14

Item 2 - Changes in Securities.................................................................................     14

Item 3 - Defaults Upon Senior Securities.......................................................................     14

Item 4 - Submission of Matters to a Vote of Security Holders...................................................     14

Item 5 - Other Information.....................................................................................     14

Item 6 - Exhibits and Reports on Form 8-K......................................................................     14

SIGNATURES.....................................................................................................     15

EXHIBITS

Computation of per share earnings - Exhibit 11.................................................................     16

Financial Data Schedule - Exhibit 27...........................................................................     17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                             March 31,     December 31,
                                                                              2000             1999
                                                                           ------------    -----------
                               ASSETS                                      (Unaudited)
CASH AND DUE FROM BANKS..............................................      $  3,591,422   $  5,441,190
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL......................         3,798,604      3,802,865
LOANS HELD FOR SALE..................................................         2,263,005        942,338
INVESTMENT SECURITIES:
 Held-to-maturity (market value: $21,804,632 and $15,450,453)Y.......        22,073,145     15,691,004
 Available-for-sale (amortized cost: $37,516,665 and $21,167,567)....        36,959,247     20,857,124
                                                                           ------------   ------------
  Total investment securities........................................        59,032,392     36,548,128
                                                                           ------------   ------------
FEDERAL HOME LOAN BANK STOCK.........................................           681,500        681,500
LOANS:
 Commercial..........................................................        13,510,096     12,248,552
 Commercial real estate..............................................        67,616,652     65,812,129
 Residential real estate.............................................        12,874,142     13,084,006
 Home equity lines of credit.........................................         2,936,971      3,051,265
 Consumer............................................................           765,903        766,383
                                                                           ------------   ------------
                                                                             97,703,764     94,962,335
 Less - Unearned discount............................................            18,109         23,221
 Allowance for loan losses...........................................         1,615,727      1,556,405
                                                                           ------------   ------------
  Net loans..........................................................        96,069,928     93,382,709
                                                                           ------------   ------------
OTHER REAL ESTATE OWNED..............................................           100,000           ----
PREMISES AND EQUIPMENT, net..........................................         2,124,642      2,167,103
OTHER ASSETS.........................................................         2,508,283      1,815,822
                                                                           ------------   ------------
TOTAL ASSETS.........................................................      $170,169,776   $144,781,655
                                                                           ============   ============

                               LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
 Demand..............................................................      $ 21,005,483   $ 17,522,309
 Savings and money market accounts...................................        21,967,915     23,838,702
 Time deposits.......................................................        86,495,854     63,227,494
                                                                           ------------   ------------
    Total deposits...................................................       129,469,252    104,588,505
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.......................         9,457,410      9,411,111
FEDERAL HOME LOAN BANK ADVANCES......................................        13,546,542     13,610,400
ACCRUED EXPENSES AND OTHER LIABILITIES...............................         2,219,402      1,689,999
SENIOR DEBENTURE.....................................................            ------         ------
                                                                           ------------   ------------
TOTAL LIABILITIES....................................................       154,692,606    129,300,015
                                                                           ------------   ------------
STOCKHOLDERS' EQUITY:
 Common Stock, $1 par value
  Authorized - 5,000,000 shares
  Issued - 1,328,041 shares..........................................         1,328,041      1,328,041
 Surplus.............................................................         4,431,380      4,431,380
 Retained earnings...................................................        10,807,285     10,504,194
 Accumulated other comprehensive (loss) income.......................          (334,451)      (186,265)
                                                                           ------------   ------------
                                                                             16,232,255     16,077,350
 Less - Treasury stock, at cost, 114,300 shares in 2000; 101,800
   shares in 1999....................................................           755,085        595,710
                                                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY...........................................        15,477,170     15,481,640
                                                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................      $170,169,776   $144,781,655
                                                                           ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                     2000         1999
                                                                 ----------    ----------
                                                                         (Unaudited)
INTEREST INCOME:
 Interest and fees on loans......................................  $2,325,210  $2,078,577
 Interest and dividends on investment securities-
      U.S. Government and agency obligations.....................     455,024     418,015
      Collateralized mortgage obligations........................      21,856      39,038
   Mortgage-backed securities....................................      82,590     111,175
   Other debt securities.........................................      90,418       -----
   Marketable equity securities and other........................      25,768      19,587
 Interest on cash equivalents....................................     107,516      36,589
                                                                   ----------  ----------
     Total interest income.......................................   3,108,382   2,702,981
                                                                   ----------  ----------
INTEREST EXPENSE:
 Interest on deposits............................................   1,170,151     931,791
 Interest on repurchase agreements...............................     119,828     150,808
 Interest on advances............................................     201,467      99,666
 Interest on debenture...........................................       -----      50,700
                                                                   ----------  ----------
    Total interest expense.......................................   1,491,446   1,232,965
                                                                   ----------  ----------
    Net interest income..........................................   1,616,936   1,470,016
PROVISION FOR LOAN LOSSES........................................      50,000      75,000
                                                                   ----------  ----------
    Net interest income after provision for
     loan losses.................................................   1,566,936   1,395,016
NONINTEREST INCOME:
 Service charges on deposits.....................................      67,429      67,071
 Gain on loan sales..............................................      56,306     100,202
 Other...........................................................      75,545      50,564
                                                                   ----------  ----------
    Total noninterest income.....................................     199,280     217,837
                                                                   ----------  ----------
 NONINTEREST EXPENSE:
  Salaries and employee benefits.................................     587,365     506,343
  Occupancy expense..............................................     119,399     105,690
  Equipment expense..............................................      66,170      72,382
  Other real estate owned net losses and expenses................         166      14,571
  Computer services..............................................      63,383      59,208
  Deposit insurance assessments..................................       5,584       3,000
  Other operating expenses.......................................     229,260     201,660
                                                                   ----------  ----------
    Total noninterest expense....................................   1,071,327     962,854
                                                                   ----------  ----------
    Income before provision for income taxes.....................     694,889     649,999
PROVISION FOR INCOME TAXES.......................................     246,149     242,540
                                                                   ----------  ----------
NET INCOME.......................................................  $  448,740  $  407,459
                                                                   ==========  ==========

Earnings per share:
    Basic........................................................  $     0.37  $     0.33
                                                                   ==========  ==========
    Diluted......................................................  $     0.37  $     0.33
                                                                   ==========  ==========
Weighted average common shares outstanding.......................   1,215,297   1,239,074
Weighted average equivalent shares...............................   ---------   ---------
                                                                   ----------  ----------
Weighted average common and common stock equivalent
  shares outstanding.............................................   1,215,297   1,239,074
                                                                   ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

                                                                               Accumulated
                                                                                  Other                    Total
                                            Common                Retained    Comprehensive   Treasury  Stockholders'  Comprehensive
                                            Stock      Surplus    Earnings    (Loss) Income    Stock       Equity         Income
                                         ----------   ---------  ----------   ------------- ----------  -------------  -------------
Balance, December 31, 1998..............  $1,328,041  $4,431,380 $ 9,130,143   $  70,638    $(146,960)   $14,813,242

Net income..............................  ----------  ----------   1,818,648   ---------    ---------      1,818,648   $1,818,648

Other comprehensive income,
 net of tax:

   Unrealized holding losses, net
   of reclassification adjustment.......  ----------  ----------  ----------    (256,903)   ---------       (256,903)    (256,903)
                                                                                                                       ----------
Comprehensive income....................                                                                               $1,561,745
                                                                                                                       ==========
Dividends declared ($.36 per
   share) ..............................                            (444,597)                               (444,597)

Repurchase of 35,000 shares of
   common stock.........................                                                     (448,750)      (448,750)
                                          ----------  ----------  ----------   ---------    ---------    -----------

Balance, December 31, 1999..............   1,328,041   4,431,380  10,504,194    (186,265)    (595,710)    15,481,640

Net income..............................  ----------  ----------     448,740   ---------    ---------        448,740   $  448,740

Other comprehensive income,
 net of tax:

   Unrealized holding losses, net
    of reclassification adjustment......  ----------  ---------  ----------     (148,186)   ---------       (148,186)    (148,186)
                                                                                                                       ----------

Comprehensive income....................                                                                               $  300,554
                                                                                                                       ==========
Dividends declared ($.12 per
    share)..............................  ----------  ---------     (145,649)  ---------    ---------       (145,649)

                                                                                                            (159,375)
                                                                                                         -----------
Repurchase of 12,500 shares
 of common stock........................                                                     (159,375)   $15,477,170
                                          ----------  ---------  -----------    ---------   ---------    ===========

Balance, March 31, 2000.................  $1,328,041  $4,431,380 $10,807,285    $(334,451)  $(755,085)
                                          ==========  ========== ===========    =========   =========

       The accompanying notes are an integral part of these consolidated statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended March 31,
                                                                                     -------------------------------
                                                                                         2000              1999
                                                                                     ------------       ------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...................................................................      $    448,740       $    407,459
  Adjustments to reconcile net income to net cash (used in) provided by operating activities:
   Provision for loan losses...................................................            50,000             75,000
   Depreciation and amortization...............................................            69,682             73,464
   Losses on sale of OREO......................................................               ---              3,334
   Gains on sales of loans.....................................................           (56,306)          (100,202)
   Proceeds from sales of loans................................................         1,328,234          1,205,770
   Loans originated for sale...................................................        (2,592,595)          (777,425)
   Net accretion on investment securities held-to-maturity.....................            (2,597)            (1,836)
   Net accretion on investment securities available-for-sale...................           (80,585)           (83,251)
   Net decrease in unearned discount...........................................            (5,112)           (13,073)
   Net increase in other assets................................................          (692,461)          (158,972)
   Amortization of discount on debenture.......................................               ---              9,517
   Net (decrease) increase in deferred loan fees...............................            (5,290)             7,159
   Net increase in accrued expenses and other liabilities......................           628,192            325,342
                                                                                     ------------       ------------
     Net cash (used in) provided by operating activities.......................          (910,098)           972,286
                                                                                     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities held-to-maturity............           370,222          1,818,492
 Proceeds from maturities of investment securities available-for-sale..........        66,045,772         80,620,467
 Purchase of investment securities held-to-maturity............................        (6,749,766)        (1,488,394)
 Purchase of investment securities available-for-sale..........................       (82,314,285)       (78,832,729)
 Net increase in loans.........................................................        (2,826,817)        (3,277,105)
 Purchase of premises and equipment............................................           (27,221)           (47,972)
 Sales of OREO.................................................................               ---             96,666
                                                                                     ------------       ------------
     Net cash used in investing activities.....................................       (25,502,095)        (1,110,575)
                                                                                     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase (decrease) in demand accounts....................................         3,483,174           (378,830)
 Net (decrease) increase in savings and money market accounts..................        (1,870,787)         1,324,746
 Net increase (decrease) in time deposits......................................        23,268,360         (1,952,477)
 Net increase (decrease) in repurchase agreements..............................            46,299           (216,155)
 Net (decrease) increase in Federal Home Loan Bank advances....................           (63,858)         1,900,204
 Purchase of common stock for treasury.........................................          (159,375)          (384,375)
 Dividends paid................................................................          (145,649)          (112,162)
                                                                                     ------------       ------------
     Net cash provided by financing activities.................................        24,558,164            180,951
                                                                                     ------------       ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................        (1,854,029)            42,662
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................         9,244,055          5,066,270
                                                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................      $  7,390,026       $  5,108,932
                                                                                     ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Interest paid.................................................................      $  1,357,218       $  1,224,271
                                                                                     ============       ============
 Income taxes paid.............................................................      $    145,000       $    313,000
                                                                                     ============       ============
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
 Transfer of loans to OREO.....................................................      $    100,000       $        ---
                                                                                     ============       ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED MARCH 31, 2000

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's annual report and Form 10-K for the period ended December 31, 1999, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On April 10, 2000, the Company declared dividends of $145,649 or $.12 per share to all common stockholders of record on May 1, 2000, payable on May 15, 2000.

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

(4)  BUSINESS SEGMENTS

     The Company's community banking business segment consists of commercial and retail banking. The community banking business segment is managed as a single strategic unit which derives its revenue from a wide range of banking services, including investing and lending activities and acceptance of demand, savings and time deposits. There is no major customer and the Company operates within a single geographic area (southeastern New England).

     Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These nonreportable segments include the Parent Company.

     The accounting policies used in the disclosure of business segments for these interim financial statements are the same as those used in the December 31, 1999 Annual Report and Form 10-K. The consolidation adjustments reflect certain eliminations of intersegment revenue.

     Reportable specific information and reconciliation to consolidated financial information is as follows:

                                          Community                  Other Adjustments
                                           Banking         Other     and Eliminations   Consolidated
     Three Months Ended March 31, 2000
          Net Interest Income             $1,610,878    $  465,029         $ (458,971)    $1,616,936
          Provision for Loan Losses           50,000           ---                ---         50,000
          Total Noninterest Income           199,280           ---                ---        199,280
          Total Noninterest Expense        1,047,327        24,000                ---      1,071,327
          Net Income                         458,971       448,740           (458,971)       448,740


     Three Months Ended March 31, 1999
          Net Interest Income             $1,482,151    $  419,999         $ (432,134)    $1,470,016
          Provision for Loan Losses           75,000           ---                ---         75,000
          Total Noninterest Income           217,837           ---                ---        217,837
          Total Noninterest Expense          938,854        24,000                ---        962,854
          Net Income                         432,134       407,459           (432,134)       407,459

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

Summary
-------

For the three months ended March 31, 2000, the Company reported net income of $448,740 compared to net income of $407,459 for the three months ended March 31, 1999, or an increase of 10.1%. Basic and diluted net income per share were $.37 for the quarter ended March 31, 2000, based on 1,215,297 weighted average common and common stock equivalent shares outstanding, compared to $.33 per share in the first quarter of 1999, based on 1,239,074 weighted average common and common stock equivalent shares outstanding.

The first quarter ended March 31, 2000 was the strongest first quarter in the Company's history. Overall, this achievement was accomplished as a result of (i) relatively stable net interest spreads and margins in a rising interest rate environment, (ii) balance sheet growth and, (iii) continued strength in asset quality.

Total assets increased $25.4 million or 17.5% to $170.2 at March 31, 2000, from $144.8 million at December 31, 1999. The loan portfolio, net of unearned discount, increased $2.8 million or 3.0% to $97.7 million at March 31, 2000, from $94.9 million at December 31, 1999. Total investment securities increased $22.5 million or 61.6% to $59.0 million at March 31, 2000, from $36.5 million at December 31, 1999. Funding for the loan portfolio and investment portfolio growth came from retail deposits and, in particular, time deposits. Total deposits increased $24.9 million to $129.5 million at March 31, 2000 from $104.6 million at December 31, 1999, while time deposits increased $23.3 million to $86.5 million at March 31, 2000 from $63.2 million at December 31, 1999. During the three months ended March 31, 2000, the Company successfully marketed a 14 month certificate of deposit promotion through its branch network at a slightly above market rate of 6.77% (7.00% annual percentage yield). This promotion raised over $23 million in new deposits and opened over 1,000 new deposit accounts, all of which was from the local community. The purpose of this retail deposit growth activity was to increase the Company's customer base; strengthen the Company's presence in the community; leverage the Company's strong capital position and; solidify the Company's ability to fund future loan portfolio growth. The Company invested the proceeds in government agency and corporate debt obligations.


Financial Condition

Asset Quality
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal and held by the Company at the dates indicated. The amounts and ratios shown for the three months ended March 31, 1999 are exclusive of the acquired loans and acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit
Union:

                                                                 As of and for the       As of and for the
                                                                three months ended          year ended
                                                                      March 31,            December 31,
                                                               ---------------------     ------------------
                                                                 2000         1999              1999
                                                               --------     --------     ------------------
                                                                         (Dollars in Thousands)
     Nonperforming loans.................................      $    193     $     78          $    181
     Other real estate owned.............................      $    100     $    413          $    -0-
     Total nonperforming assets..........................      $    293     $    491          $    181
     Loans 30-89 days delinquent.........................      $    676     $    231          $    154
     Nonperforming assets to total assets................          0.17%        0.34%             0.12%
     Nonperforming loans to total loans..................          0.30%        0.09%             0.19%
     Net loan (recoveries) charge-offs to average loans           (0.01)%       0.05%             0.01%
     Allowance for loan losses to total loans............          1.65%        1.50%             1.64%
     Allowance for loan losses
      to nonperforming loans (multiple)..................          8.36X       16.94X             8.62X

The following represents the activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999:

                                                       Three Months Ended
                                                            March 31,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
Company Allowance:
  Balance at beginning of period................     $1,556,405   $1,287,058
    Provision...................................         50,000       75,000
    Loan charge-offs............................         (1,440)     (46,852)
    Recoveries..................................         10,762        3,168
                                                     ----------   ----------
  Balance at end of period......................      1,615,727    1,318,374
                                                     ----------   ----------
Acquired Allowance:
  Balance at beginning of period................            ---          ---
    Loan charge-offs............................            ---          ---
    Recoveries..................................            ---        1,483
    Reclassification to senior debenture........            ---       (1,483)
                                                     ----------   ----------
  Balance at end of period......................            ---          ---
                                                     ----------   ----------
Total Allowance.................................     $1,615,727   $1,318,374
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

Deposits and Other Borrowings
-----------------------------

Total deposits increased $24.9 million or 23.8% to $129.5 million at March 31, 2000 from $104.6 million at December 31, 1999. During the three months ended March 31, 2000, demand deposits increased $3.5 million, savings and money market accounts decreased $1.9 million, and time deposits increased $23.3 million. The previously mentioned promotional activity and market acceptance of new deposit product offerings accounted for the positive deposit growth. Also contributing to the deposit activity were customers seeking banking relationships as an alternative to the merger and acquisition activity of area financial institutions.

Securities sold under agreements to repurchase and Federal Home Loan Bank advances remained virtually flat at $23.0 million at March 31, 2000 and December 31, 1999.

Results of Operations

Net Interest Income
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) increased to $1,616,936 for the three months ended March 31, 2000, compared to $1,470,016 for the first quarter of 1999. This increase was the result of an increase in interest-earning assets, offset somewhat by a slight decline in net interest spreads and margins.

The following table sets forth certain information relating to the Company=s average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances. Loans are net of unearned discount. Non-accrual loans are included in the average balances used in calculating this table.

                                                                       Three Months Ended March 31,
                                              --------------------------------------------------------------------------------
                                                                 2000                                       1999
                                              -----------------------------------------   ------------------------------------
                                                               Interest         Average                    Interest     Average
                                                Average        Income/           Yield/     Average        Income/      Yield/
                                                Balance        Expense            Rate      Balance        Expense       Rate
                                              ------------   ------------        ------   ------------   ------------   ------
                                                                              (Dollars in Thousands)
Interest - earning assets:
  Loans.....................................  $ 97,251,579   $  2,325,210          9.56%  $ 89,378,320   $  2,078,577     9.30%
  Investment securities - AFS...............    27,026,500        415,534          6.15     30,165,980        404,434     5.36
  Investment securities - HTM...............    17,539,809        248,066          5.66     13,148,653        175,629     5.34
  Securities purchased under agreements to
     resell.................................     9,142,565        107,515          4.70      3,749,121         36,589     3.90
  Federal Home Loan Bank Stock and other           761,772         12,057          4.22        559,287          7,752     5.54
                                              ------------   ------------        ------   ------------   ------------   ------
Total interest-earning assets...............   151,722,225      3,108,382          8.19    137,001,361      2,702,981     7.89
                                                             ------------        ------                  ------------   ------
Noninterest-earning assets:
 Cash and due from banks....................     3,456,438                                   2,293,341
   Premises and equipment...................     2,153,863                                   2,407,191
   Other real estate owned..................        26,374                                     448,682
   Allowance for loan losses................    (1,589,816)                                 (1,287,900)
   Other assets.............................     1,971,359                                   1,297,641
                                              ------------                                ------------
Total noninterest-earning assets............     6,018,218                                   5,158,955
                                              ------------                                ------------
Total assets................................  $157,740,443                                $142,160,316
                                              ============                                ============

Interest - bearing liabilities:
   Deposits:
      Interest bearing demand and NOW
       deposits.............................  $  3,285,048   $     11,992          1.46   $  3,411,554   $     12,340     1.45
      Savings deposits......................    17,484,865         92,527          2.12     17,481,734         91,145     2.09
      Money market deposits.................     1,398,056          6,758          1.93      1,455,090          7,132     1.96
      Time deposits.........................    77,557,703      1,058,874          5.46     65,959,543        821,174     4.98
    Securities sold under agreements to
     repurchase.............................     9,430,886        119,828          5.08     12,126,200        150,808     4.97
    Federal Home Loan Bank advances.........    13,571,818        201,467          5.94      7,177,688         99,666     5.55
    Senior debenture........................           ---            ---           ---      3,016,080         50,700     6.72
                                              ------------   ------------        ------   ------------   ------------   ------
Total interest-bearing liabilities..........   122,728,376      1,491,446          4.86    110,627,889      1,232,965     4.46
                                                             ------------        ------                  ------------   ------

Noninterest-bearing liabilities:
   Noninterest-bearing deposits.............    18,140,751                                  15,697,353
   Other liabilities........................     1,526,569                                   1,248,518
                                              ------------                                ------------
Total noninterest-bearing liabilities.......    19,667,320                                  16,945,871
Stockholders' equity........................    15,344,747                                  14,586,556
                                              ------------                                ------------
Total liabilities and stockholders' equity..  $157,740,443                                $142,160,316
                                              ============                                ============
Net interest income.........................                 $  1,616,936                                $  1,470,016
                                                             ============                                ============
Interest spread.............................                                       3.33%                                  3.43%
                                                                                 ======                                 ======
Net interest margin.........................                                       4.26%                                  4.29%
                                                                                 ======                                 ======

Interest income increased $405,401 or 15.0% to $3,108,382 for the three months ended March 31, 2000 from $2,702,981 for the three months ended March 31, 1999. This increase was attributable to a $14.7 million increase in average interest-earning assets along with a 30 basis point increase in earning asset yield to 8.19% from 7.89%. Within earning assets, average loans increased $7.9 million or 8.8%, while average investments increased $6.8 million. During the first quarter of 2000, average loans represented 64.1% of total average interest-earning assets compared to 65.2% during the first quarter of 1999. In terms of rate/volume, a rising rate environment accounted for the increase in earning asset yield and contributed nearly $136,000 to the increase in interest income. Balance sheet growth, especially within interest-earning assets, added approximately $269,000 to the increase in interest income.

Total interest expense amounted to $1,491,446 in the first quarter of 2000 compared to $1,232,965 in the first quarter of 1999, or an increase of $258,481 or 21.0%. Average interest-bearing deposits grew $11.4 million, with the preponderance of growth occurring within higher cost time deposits. A rising interest rate environment along with above-market rates offered during the deposit gathering promotion, drove up the Company's cost of funds 40 basis points to 4.86% from 4.46%, and accounted for nearly $90,000 of the increase in total interest expense. The increase in total average interest-bearing liabilities contributed approximately $168,000 to the increase in total interest expense.

Net interest income rose $146,920 or 10.0% during the first quarter of 2000 compared to the comparable quarter of the prior year to $1,616,936 from $1,470,016. The primary reasons for this increase were the $14.7 million increase in average interest-earning assets, offset by a 10 basis point decline in net interest spreads. However, due to a $2.4 million increase in average noninterest-bearing deposits and a $.8 million increase in average stockholders' equity, net interest margins only declined 3 basis points to 4.26% from 4.29%, despite the rising interest rate environment.

Provision for Loan Losses
-------------------------

The provision for loan losses totaled $50,000 for the three months ended March 31, 2000, compared to $75,000 during the same three month period of the prior year. During the quarter, the Company experienced net recoveries of $9,322, compared to last year's comparable first quarter in which it incurred net charge-offs of $43,684. At March 31, 2000 and 1999, the allowance for loan losses as a percent of total loans amounted to 1.65% and 1.50%, respectively.

Noninterest Income
------------------

Total noninterest income equaled $199,280 for the three months ended March 31, 2000, compared to $217,837 during the same period of the prior year. Gains on the sale of the guaranteed portion of Small Business Administration (ASBA@) loans of $56,306 during the first quarter of 2000 compared to $100,202 during the first quarter of 1999 account for the decrease in total noninterest income.

Noninterest Expense
-------------------

Noninterest expense increased $108,473 or 11.3% to $1,071,327 from $962,854. Salaries and benefits increased $81,022 or 16.0% primarily as a result of three additional full time equivalent (FTE) positions to 48 FTE in 2000 vs. 45 FTE in 1999 and across the board pay increases and higher benefit costs. Other operating costs are up approximately $27,600, or 13.7% mainly due to increases in discretionary spending categories.

Income Taxes
------------

Income taxes for the three months ended March 31,2000 and 1999, were 35.4% and 37.3%, respectively, of pretax income. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income of interest income on U.S. Treasury obligations and certain government agency debt securities.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Company and the Bank.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of March 31, 2000:


                            Regulatory
                            Minimum (1)     Actual
                            -----------     -------

     The Company
       Risk-based:
        Tier 1...........    4.00%          14.37%
        Totals...........    8.00           15.62
       Leverage..........    3.00           10.00

     The Bank
       Risk-based:
        Tier 1...........    4.00%          13.80%
        Totals...........    8.00           15.05
       Leverage..........    3.00            9.61

(1) The 3% regulatory minimum leverage ratio applies only to certain highly-rated banks. Other institutions are subject to higher requirements.

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

At March 31, 2000, the Company's one year static gap position was a negative $15,409,000 or 9.1% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed `earnings-at-risk' and `equity-at-risk'. At March 31, 2000, the Company's earnings-at-risk under a +/-200 basis point interest rate shock test measured a negative 3.8% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 14.0% of market value of equity at March 31, 2000. At March 31, 2000, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At March 31, 2000, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $20.4 million, or 11.98% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has an unused borrowing capacity of nearly $29.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At March 31, 2000, the Company held state and municipal demand deposits of $3.0 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.


Year 2000 Compliance
---------------------

The efficient operation of the Company's business is highly dependent on its computer software programs and operating systems. Virtually all of these programs and systems are furnished, supported and maintained by correspondent institutions, computer service and system providers, and software vendors.

In confronting the Year 2000 problem, the Company's Board of Directors played a very active role in the Year 2000 compliance effort. The Board approved the Year 2000 plan and received monthly status reports from members of the project team. The FDIC also played a very active role and visited the Company on several occasions to examine the Company's progress.

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

                                 First Financial Corp.


May 3, 2000                      /s/ Patrick J. Shanahan, Jr.
------------------------         ----------------------------
Date                             Patrick J. Shanahan, Jr.
                                 Chairman, President and Chief Executive Officer

May 3, 2000                      /s/ John A. Macomber
------------------------         --------------------
Date                             John A. Macomber
                                 Vice President, Treasurer and
                                 Chief Financial Officer