Form 10-Q
period 2000-06-30
FIRST FINANCIAL CORP /RI/
filed 2000-08-09
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000      Commission file number 0-27878


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

At August 4, 2000, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,213,741 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX

                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements........................................................................     1
     Consolidated Balance Sheets - June 30, 2000 and December 31, 1999...............................     1

     Consolidated Statements of Income - Three months and six months ended June 30, 2000
        and 1999.....................................................................................     2

     Consolidated Statements of Stockholders' Equity and Comprehensive Income - Six months
        ended June 30, 2000 and year ended December 31, 1999.........................................     3

     Consolidated Statements of Cash Flows - Six months ended June 30, 2000 and 1999.................     4

     Notes to Consolidated Financial Statements - June 30, 2000......................................     5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations...........................................................................     7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...........................................................................    14

Item 2 - Changes in Securities.......................................................................    14

Item 3 - Defaults Upon Senior Securities.............................................................    14

Item 4 - Submission of Matters to a Vote of Security Holders.........................................    14

Item 5 - Other Information...........................................................................    14

Item 6 - Exhibits and Reports on Form 8-K............................................................    15

SIGNATURES...........................................................................................    16

EXHIBITS

Computation of per share earnings - Exhibit 11.......................................................    17

Financial Data Schedule - Exhibit 27.................................................................    18

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,     December 31,
                                                                                    2000           1999
                                                                                ------------   ------------
                                  ASSETS                                         (Unaudited)
CASH AND DUE FROM BANKS........................................................ $  2,613,735   $  5,441,190
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL................................    5,320,932      3,802,865
LOANS HELD FOR SALE............................................................      836,501        942,338
INVESTMENT SECURITIES:
  Held-to-maturity (market value: $22,464,164 and $15,450,453).................   22,738,391     15,691,004
  Available-for sale (amortized cost: $31,417,624 and $21,167,567).............   30,305,517     20,857,124
                                                                                ------------   ------------
        Total investment securities............................................   53,043,908     36,548,128
                                                                                ------------   ------------
FEDERAL HOME LOAN BANK STOCK...................................................      716,000        681,500
LOANS:
  Commercial...................................................................   12,850,215     12,248,552
  Commercial real estate.......................................................   68,691,037     65,812,129
  Residential real estate......................................................   14,368,931     13,084,006
  Home equity lines of credit..................................................    2,735,660      3,051,265
  Consumer.....................................................................      750,774        766,383
                                                                                ------------   ------------
                                                                                  99,396,617     94,962,335
  Less - Unearned discount.....................................................       14,024         23,221
  Allowance for loan losses....................................................    1,697,072      1,556,405
                                                                                ------------   ------------
        Net loans..............................................................   97,685,521     93,382,709
                                                                                ------------   ------------
OTHER REAL ESTATE OWNED........................................................      268,000            ---
PREMISES AND EQUIPMENT, net....................................................    2,055,826      2,167,103
OTHER ASSETS...................................................................    3,136,283      1,815,822
                                                                                ------------   ------------
TOTAL ASSETS................................................................... $165,676,706   $144,781,655
                                                                                ============   ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEPOSITS:

DEPOSITS
  Demand....................................................................... $ 19,380,911   $ 17,522,309
  Savings and money market accounts............................................   21,062,473     23,838,702
  Time deposits................................................................   85,064,920     63,227,494
                                                                                ------------   ------------
       Total deposits..........................................................  125,508,304    104,588,505
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.................................    9,496,125      9,411,111
FEDERAL HOME LOAN BANK ADVANCES................................................   13,491,764     13,610,400
ACCRUED EXPENSES AND OTHER LIABILITIES.........................................    1,702,951      1,689,999
SENIOR DEBENTURE...............................................................          ---            ---
                                                                                ------------   ------------
TOTAL LIABILITIES..............................................................  150,199,144    129,300,015
                                                                                ------------   ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $1 par value
      Authorized - 5,000,000 shares
      Issued - 1,328,041 shares................................................    1,328,041      1,328,041
  Surplus......................................................................    4,431,380      4,431,380
  Retained earnings............................................................   11,140,490     10,504,194
  Accumulated other comprehensive (loss) income................................     (667,264)      (186,265)
                                                                                ------------   ------------
                                                                                  16,232,647     16,077,350
  Less - Treasury stock, at cost, 114,300 shares in 2000; 101,800 shares
     in 1999...................................................................      755,085        595,710
                                                                                ------------   ------------
TOTAL STOCKHOLDERS' EQUITY.....................................................   15,477,562     15,481,640
                                                                                ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................................... $165,676,706   $144,781,655
                                                                                ============   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             Six Months Ended         Three Months Ended
                                                                                 June 30,                  June 30,
                                                                         -----------------------   ------------------------
                                                                            2000         1999         2000         1999
                                                                         ----------   ----------   ----------    -----------
                                                                                                                 (Unaudited)
INTEREST INCOME:
    Interest and fees on loans.........................................  $4,733,773   $4,201,084   $2,408,563    $2,122,507
    Interest and dividends on investment securities-
             U.S. Government and agency obligations....................   1,030,406      852,965      575,382       434,950
             Collateralized mortgage obligations.......................      39,303       74,070       17,447        35,032
             Mortgage-backed securities................................     159,820      207,773       77,230        96,598
             Other debt securities.....................................     294,790          ---      204,372           ---
             Marketable equity securities and other....................      49,089       31,698       23,321        12,111
    Interest on cash equivalents.......................................     158,439       74,509       50,923        37,920
                                                                         ----------   ----------   ----------    ----------
             Total interest income.....................................   6,465,620    5,442,099    3,357,238     2,739,118
                                                                         ----------   ----------   ----------    ----------
INTEREST EXPENSE:
    Interest on deposits...............................................   2,525,821    1,857,640    1,355,670       925,849
    Interest on repurchase agreements..................................     231,649      300,511      111,821       149,703
    Interest on advances...............................................     401,347      215,465      199,880       115,799
    Interest on debenture..............................................         ---       84,503          ---        33,803
                                                                         ----------   ----------   ----------    ----------
            Total interest expense.....................................   3,158,817    2,458,119    1,667,371     1,225,154
                                                                         ----------   ----------   ----------    ----------
            Net interest income........................................   3,306,803    2,983,980    1,689,867     1,513,964
PROVISION FOR LOAN LOSSES..............................................     125,000      125,000       75,000        50,000
                                                                         ----------   ----------   ----------    ----------
            Net interest income after provision for
             loan losses...............................................   3,181,803    2,858,980    1,614,867     1,463,964
                                                                         ----------   ----------   ----------    ----------
NONINTEREST INCOME:
    Service charges on deposits........................................     136,880      132,094       69,451        65,023
    Gain on loan sales.................................................     152,261      154,154       95,955        53,952
    Other..............................................................     140,839       99,420       65,294        48,856
            Total noninterest income...................................  ----------   ----------   ----------    ----------
                                                                            429,980      385,668      230,700       167,831
                                                                         ----------   ----------   ----------    ----------
NONINTEREST EXPENSE:
     Salaries and employee benefits....................................   1,203,463    1,022,075      616,098       515,732
     Occupancy expense.................................................     228,912      336,947      109,513       231,257
     Equipment expense.................................................     130,856      147,257       64,686        74,875
     Other real estate owned net (gains) losses and expenses...........      (4,261)    (212,110)      (4,427)     (226,681)
     Computer services.................................................     123,558      124,636       60,175        65,428
     Deposit insurance assessments.....................................      10,843        5,977        5,259         2,977
     Other operating expenses..........................................     480,766      406,755      251,506       205,095
                                                                         ----------   ----------   ----------    ----------
            Total noninterest expense..................................   2,174,137    1,831,537    1,102,810       868,683
                                                                         ----------   ----------   ----------    ----------
            Income before provision for income taxes...................   1,437,646    1,413,111      742,757       763,112
PROVISION FOR INCOME TAXES.............................................     510,052      517,039      263,903       274,499
                                                                         ----------   ----------   ----------    ----------
NET INCOME.............................................................  $  927,594   $  896,072   $  478,854    $  488,613
                                                                         ==========   ==========   ==========    ==========
Earnings per share:
            Basic......................................................  $     0.76   $     0.73   $     0.39    $     0.40
                                                                         ==========   ==========   ==========    ==========
            Diluted....................................................  $     0.76   $     0.73   $     0.39    $     0.40
                                                                         ==========   ==========   ==========    ==========
Weighted average common shares outstanding.............................   1,214,514    1,235,136    1,213,741     1,231,241
Diluted effect of common stock equivalents.............................         ---          ---          ---           ---
                                                                         ----------   ----------   ----------    ----------
Weighted average common and common stock equivalent
     shares outstanding................................................   1,214,514    1,235,136    1,213,741     1,231,741
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

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                Accumulated
                                                                                  Other                     Total
                                           Common                  Retained   Comprehensive  Treasury  Stockholders'  Comprehensive
                                           Stock      Surplus      Earnings   (Loss) Income   Stock        Equity        Income
                                        -----------  ----------  ------------ ------------- ---------- -------------  -------------
Balance, December 31, 1998...........   $ 1,328,041  $4,431,380  $  9,130,143 $   70,638    $(146,960)  $ 14,813,242

Net income...........................           ---         ---     1,818,648        ---          ---      1,818,648  $  1,818,648

Other comprehensive income, net
   of tax:

   Unrealized holding losses, net....           ---         ---           ---   (256,903)         ---       (256,903)     (256,903)
                                                                                                                      ------------
   of reclassification adjustment

Comprehensive income.................                                                                                 $  1,561,745
                                                                                                                      ============

Dividends declared ($.36 per
   share)............................                                (444,597)                              (444,597)

Repurchase of 35,000 shares of
   common stock......................                                                        (448,750)      (448,750)
                                         ----------  ----------   -----------  ---------    ---------   ------------

Balance, December 31, 1999...........     1,328,041   4,431,380    10,504,194   (186,265)    (595,710)    15,481,640

Net income...........................           ---         ---       927,594        ---          ---        927,594  $    927,594

Other comprehensive income, net
   of tax:

   Unrealized holding losses, net....           ---         ---           ---   (480,999)         ---       (480,999)     (480,999)
                                                                                                                      ------------
   of reclassification adjustment

Comprehensive income.................                                                                                 $    446,595
                                                                                                                      ============

Dividends declared ($.24 per
   share)............................           ---         ---      (291,298)       ---          ---       (291,298)

Repurchase of 12,500 shares of
   common stock......................                                                        (159,375)      (159,375)
                                        -----------  ----------   -----------  ---------    ---------   ------------
Balance, June 30, 2000...............   $ 1,328,041  $4,431,380   $11,140,490  $(667,264)   $(755,085)  $ 15,477,562
                                        ===========  ==========   ===========  =========    =========   ============

  The accompanying notes are an integral part of these consolidated financial statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Six Months Ended June 30,
                                                                                           -------------------------------
                                                                                               2000              1999
                                                                                           -------------     -------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..................................................................           $   927,594       $   896,072
   Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses....................................................               125,000           125,000
   Depreciation and amortization................................................               138,550           153,792
   Writeoff of impaired long-lived asset........................................                   ---           129,362
   Amortization of discount on debenture........................................                   ---            15,860
   Net accretion on investment securities held-to-maturity............                          (4,897)           (3,155)
   Net accretion on investment securities available-for-sale....................              (169,823)         (186,185)
   Gains on sale of OREO........................................................                (5,014)         (219,118)
   Gains on sales of loans......................................................              (152,261)         (154,154)
   Proceeds from sales of loans.................................................             3,427,708         2,268,857
   Loans originated for sale....................................................            (3,169,610)       (3,958,631)
   Net decrease in unearned discount............................................                (9,197)          (24,379)
   Net increase in other assets.................................................              (999,795)         (140,710)
   Net (decrease) increase in deferred loan fees                                               (20,588)           12,315
   Net increase in accrued expenses and other liabilities                                       12,952           289,730
                                                                                         -------------       -----------
       Net cash provided by (used in) operating activities......................               100,619          (795,344)
                                                                                         -------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock.....................................               (34,500)          (39,800)
   Proceeds from maturities of investment securities
     held-to-maturity...........................................................               707,276         2,425,992
   Proceeds from maturities of investment securities
   available-for-sale...........................................................           131,856,949       167,546,146
   Purchase of investment securities held-to-maturity...........................            (7,749,766)       (2,488,394)
   Purchase of investment securities available-for-sale.........................          (141,937,184)     (165,662,016)
   Net increase in loans.......................................................             (4,828,108)       (4,476,327)
   Purchase of premises and equipment...........................................               (27,273)          (80,057)
   Sales of OREO................................................................               167,095           684,955
                                                                                         -------------       -----------
   Net cash used in investing activities..................................                 (21,845,511)       (2,089,501)
                                                                                         -------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand accounts..............................................             1,858,602         4,888,281
   Net (decrease) increase in savings and money market accounts......                       (2,776,229)        1,370,394
   Net increase (decrease) in time deposits.....................................            21,837,426        (1,080,634)
   Net  increase (decrease) in repurchase agreements............................                85,014          (397,990)
   Net (decrease) increase in Federal Home Loan Bank advances........                         (118,636)        3,544,349
   Repayment of senior debenture................................................                   ---        (2,708,777)
   Purchase of common stock for treasury........................................              (159,375)         (384,375)
   Dividends paid...............................................................              (291,298)         (222,974)
   Net cash provided by financing activities.........................                       20,435,504         5,008,274
                                                                                         -------------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH
   EQUIVALENTS...........................................................                   (1,309,388)        2,123,429
CASH AND CASH EQUIVALENTS, BEGINNING OF
   PERIOD.......................................................................             9,244,055         5,066,270
                                                                                         -------------       -----------
CASH AND CASH EQUIVALENTS, END OF  PERIOD...........                                     $   7,934,667       $ 7,189,699
                                                                                         =============       ===========
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid.............................................................            $   3,074,250       $ 2,462,048
                                                                                         =============       ===========
   Income taxes paid...................................................                  $     805,000       $   843,000
                                                                                         =============       ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
   Transfer of loans to OREO....................................................         $     430,081       $       ---
                                                                                         =============       ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE PERIOD ENDED JUNE 30, 2000

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's Annual Report and Form 10-K for the period ended December 31, 1999, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On July 10, 2000 the Company declared dividends of $145,649 or $.12 per share to all common stockholders of record on August 1, 2000, payable on August 14, 2000.

(3)  RECENT DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
     (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1,
     1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements and has not determined the timing or method of its adoption of the statement. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

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

     Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company.

     The accounting policies used in the disclosure of business segments for these interim financial statements are the same as those used in the December 31, 1999 Annual Report and Form 10-K. The consolidation adjustments reflect certain eliminations of intersegment revenue.

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                                          Community               Other Adjustments
                                           Banking      Other     and Eliminations     Consolidated
                                         ----------- ----------  -------------------   ------------
Three Months Ended June 30, 2000
      Net Interest Income                $ 1,683,804  $ 499,617       $(493,554)       $  1,689,867
      Provision for Loan Losses               75,000        ---             ---              75,000
      Total Noninterest Income               230,700        ---             ---             230,700
      Total Noninterest Expense            1,078,810     24,000             ---           1,102,810
      Net Income                             493,554    478,854        (493,554)            478,854

Three Months Ended June 30, 1999
      Net Interest Income                  1,529,169    498,113        (513,318)          1,513,964
      Provision for Loan Losses               50,000        ---             ---              50,000
      Total Noninterest Income               167,831        ---             ---             167,831
      Total Noninterest Expense              846,683     22,000             ---             868,683
      Net Income                             513,318    488,613        (513,318)            488,613

Six Months Ended June 30, 2000
      Net Interest Income                  3,294,682    964,646        (952,525)          3,306,803
      Provision for Loan Losses              125,000        ---             ---             125,000
      Total Noninterest Income               429,980        ---             ---             429,980
      Total Noninterest Expense            2,126,137     48,000             ---           2,174,137
      Net Income                             952,525    927,594        (952,525)            927,594

Six Months Ended June 30, 1999
      Net Interest Income                  3,011,320    918,112        (945,452)        2,983,980
      Provision for Loan Losses              125,000        ---             ---           125,000
      Total Noninterest Income               385,668        ---             ---           385,668
      Total Noninterest Expense            1,785,537     46,000             ---         1,831,537
      Net Income                             945,452    896,072        (945,452)          896,072

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

The Company's results of operations depend primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets and interest expense on its interest-bearing liabilities. Its interest-earning assets consist primarily of loans and investment securities, while its interest-bearing liabilities consist primarily of deposits, securities sold under agreements to repurchase and Federal Home Loan Bank advances. The Company's net income is also affected by its level of noninterest income, including fees and service charges, as well as by its noninterest expenses, such as salary and employee benefits, provisions to the allowance for loan losses, occupancy costs and, when necessary, expenses related to other real estate owned acquired through foreclosure (OREO) and to the administration of non-performing and other classified assets.

Summary
-------

For the three months ended June 30, 2000, the Company reported net income of $478,854, compared to net income of $488,613 for the three months ended June 30, 1999, or a decrease of 2.0%. Basic and diluted net income per share were $.39 for the quarter ended June 30, 2000, compared to $.40 per share for the same three month period of the prior year. Net income for the six months ended June 30, 2000 amounted to $927,594, compared to net income of $896,072 for the six months ended June 30, 1999. Basic and diluted net income per share for the six months ended June 30, 2000 and June 30, 1999 were $.76 and $.73, respectively.

During the three months ended June 30, 1999, the Company recorded two one-time transactions. The first nonrecurring transaction was the sale of OREO at a gain of $222,452. The second nonrecurring transaction was a $129,362 write-off of a long-lived asset in recognition of its impaired value. The after-tax impact of these two transactions was to increase net income by $61,439, or $.05 per share.

Exclusive of last year's nonrecurring transactions, net income increased 12.1% for the three months ended June 30, 2000 over the core earnings for the three months ended June 30, 1999. For the six months ended June 30, 2000, net income increased 11.1% over the core earnings for the same six month period of the prior year.

Exclusive of last year's nonrecurring transactions, the second quarter ended June 30, 2000 was the second strongest in the Company's history. Overall, this achievement was accomplished as a result of (i) balance sheet growth, which more than offset a slight decline in net interest margin, and (ii) continued strength in asset quality.

Total assets increased $20.9 million or 14.4% to $165.7 million at June 30, 2000, from $144.8 million at December 31, 1999. The loan portfolio, net of unearned discount, increased $4.5 million or 4.7% to $99.4 million at June 30, 2000, from $94.9 million at December 31, 1999. Investment securities increased $16.5 million to $53.0 million at June 30, 2000, from $36.5 million at December 31, 1999. The increase in the Company's total assets was funded from retail deposits and, in particular, time deposits. Total deposits increased $20.9 million to $125.5 million at June 30, 2000, from $104.6 million at December 31, 1999, while time deposits increased $21.8 million to $85.0 million at June 30, 2000, from $63.2 million at December 31, 1999. During February 2000, the Company successfully marketed a 14 month certificate of deposit promotion through its branch network at a slightly above market rate of 6.77% (7.00% annual percentage yield). This promotion raised over $23 million in new deposits and opened over 1,000 new deposit accounts, all of which were from the local community. The purpose of this retail deposit growth activity was to increase the Company's customer base; strengthen the Company's presence in the community; leverage the Company's strong capital position and; solidify the Company's ability to fund future loan portfolio growth. The Company invested the proceeds in government agency and corporate debt obligations.


Financial Condition

Asset Quality
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown as of and for the six months and twelve months ended June 30, 1999 and December 31, 1999, respectively, are exclusive of the acquired loans and acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union:

                                                            As of and for the  As of and for the
                                                            six months ended       year ended
                                                               June  30,          December 31,
                                                            -----------------  -----------------
                                                             2000       1999          1999
                                                            ------     ------       ---------
                                                                      (Dollars in Thousands)
Nonperforming loans.................................        $  120     $ 126        $  181
Other real estate owned.............................        $  268     $  47        $   -0-
Total nonperforming assets..........................        $  388     $ 173        $  181
Loans 30-89 days delinquent.........................        $  347     $ 583        $  154
Nonperforming assets to total assets................          0.23%     0.12%         0.12%
Nonperforming loans to total loans..................          0.12%     0.14%         0.19%
Net loan (recoveries) charge-offs to average loans..         (0.02)%    0.02%         0.01%
Allowance for loan losses to total loans............          1.71%     1.53%         1.64%
Allowance for loan losses
 to nonperforming loans (multiple)..................         14.10X    11.10X         8.62X

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

The following represents the activity in the allowance for loan losses for the three and six months ended June 30, 2000 and 1999:

                                                                 Six Months Ended          Three Months Ended
                                                                     June 30,                   June 30,
                                                             -------------------------  ---------------------------
                                                                 2000         1999         2000            1999
                                                             -----------   -----------  -----------    ------------
Bank Reserve
  Balance at beginning of period.........................    $ 1,556,405   $ 1,287,058  $ 1,615,727    $  1,318,374
    Provision............................................        125,000       125,000       75,000          50,000
    Loan charge-offs.....................................        (41,920)      (46,852)     (40,480)            ---
    Recoveries...........................................         57,587        28,446       46,825          25,278
                                                             -----------   -----------  -----------    ------------
  Balance at end of period..............................       1,697,072     1,393,652    1,697,072       1,393,652
                                                             -----------   -----------  -----------    ------------

 Acquired Reserve:
  Balance at beginning of period....................                 ---           ---          ---             ---
   Loan charge-offs....................................              ---      (266,482)         ---        (266,482)
   Recoveries (Administrative Costs)..................               ---         1,638          ---             155
   Reclassification to senior debenture...............               ---       264,844          ---         266,327
  Balance at end of period............................               ---           ---          ---             ---
                                                             -----------   -----------  -----------    ------------
  Total Reserve..........................................    $ 1,697,072   $ 1,393,652  $ 1,697,072    $  1,393,652
                                                             ===========   ===========  ===========    ============

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

Deposits and Other Borrowings
-----------------------------

Total deposits increased $20.9 million or 20.0% to $125.5 million at June 30, 2000 from $104.6 million at December 31, 1999. During the six months ended June 30, 2000, demand deposits increased $1.9 million, savings and money market accounts decreased $2.8 million, and time deposits increased $21.8 million. The previously mentioned promotional activity and market acceptance of new deposit product offerings accounted for the positive deposit growth. Also contributing to the deposit activity were customers seeking banking relationships as an alternative to the merger and acquisition activity of area financial institutions.

Securities sold under agreements to repurchase and Federal Home Loan Bank advances remained virtually flat at $23.0 million at June 30, 2000 and December 31, 1999.


Results of Operations

Net Interest Income
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $3,306,803 for the six months ended June 30, 2000, compared to $2,983,980 for the six months ended June 30, 1999. This increase was the result of an increase in interest-earning assets, offset somewhat by a slight decline in net interest margins.

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


                                            Six Months Ended June 30,
---------------------------------------------------------------------------------------

                                                                   2000                                    1999
                                                ------------------------------------------  --------------------------------------
                                                                  Interest       Average                   Interest      Average
                                                   Average        Income/        Yield/       Average      Income/       Yield/
                                                   Balance        Expense        Rate         Balance      Expense       Rate
                                                -------------   ------------   -----------  ------------  ----------  ------------
Interest - earning assets:

 Loans.........................................  $ 98,713,438   $ 4,733,773       9.59%     $ 89,835,475  $  4,201,084     9.35%
 Investment securities - AFS...................    29,675,090       957,232       6.45%       30,037,301       786,661     5.24%
 Investment securities  - HTM..................    20,146,672       590,993       5.87%       13,269,027       363,998     5.49%
 Securities purchased under agreements to
     resell....................................     6,594,388       158,438       4.81%        3,790,269        74,509     3.93%
 Federal Home Loan Bank Stock and other               786,875        25,184       6.40%          472,255        15,847     6.71%
                                                 ------------   -----------    -------      ------------  ------------  -------
Total interest-earning assets..................   155,916,463     6,465,620       8.29%      137,404,327     5,442,099     7.92%
                                                                -----------    -------                    ------------  -------

Noninterest-earning assets:

  Cash and due from banks......................     3,073,862                                  2,401,343
  Premises and equipment.......................     2,123,663                                  2,386,403
  Other real estate owned......................       129,975                                    421,736
  Allowance for loan losses....................    (1,625,582)                                (1,259,705)
  Other assets.................................     2,040,338                                  1,322,010
                                                 ------------                               ------------

Total noninterest-earning assets...............     5,742,256                                  5,271,787
                                                 ------------                               ------------

Total assets...................................  $161,658,719                               $142,676,114
                                                 ============                               ============

Interest - bearing liabilities:
  Deposits:
       Interest bearing demand and NOW
        deposits...............................  $  3,240,912   $   23,643        1.46%     $  3,457,562  $     25,204     1.46%
       Savings deposits........................    17,441,758      185,057        2.12%       17,843,570       188,545     2.11%
       Money market deposits...................     1,315,497       13,648        2.08%        1,510,307        15,173     2.01%
       Time deposits...........................    81,382,491    2,303,473        5.66%       65,537,310     1,628,718     4.97%
  Securities sold under agreements to
       repurchase...............................    9,453,410      231,649        4.90%       12,043,802       300,511     4.99%
    Federal Home Loan Bank Advances......          13,552,230      401,347        5.92%        7,639,702       215,465     5.64%
   Senior debenture............................          0.00         0.00        0.00%        2,428,590        84,503     6.96%
                                                 ------------   ----------   ---------      ------------  ------------   ------

Total interest-bearing liabilities.............   126,386,298    3,158,817        5.00%      110,460,843     2,458,119     4.45%
                                                                ----------   ---------                    ------------   ------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits.................    18,460,724                                 16,275,856
  Other liabilities............................     1,396,903                                  1,278,526
                                                 ------------                               ------------

Total noninterest-bearing liabilities..........    19,857,627                                 17,554,382

Stockholders' equity...........................    15,414,794                                 14,660,889
                                                 ------------                               ------------

Total liabilities and stockholders' equity.      $161,658,719                               $142,676,114
                                                 ============                               ============

Net interest income............................                 $3,306,803                                $  2,983,980
                                                                ==========                                ============

Net interest spread............................                                   3.30%                                    3.47%
                                                                            ==========                                   ======

Net interest margin............................                                   4.24%                                    4.34%
                                                                            ==========                                   ======

Total interest income for the three months ended June 30, 2000 was $3,357,238, compared to $2,739,118 for the same three month period of the prior year. This increase of $618,120 or 22.6% was primarily the result of a $22.1 million increase in quarterly average interest-earning assets to $160.0 million for the second quarter of 2000 from $137.9 million for the second quarter of 1999. Quarterly average loans increased $9.7 million from a year ago, while the remainder of the growth went into the lower yielding investment portfolio. The yield on quarterly average interest-earning assets increased to 8.39% for the three months ended June 30, 2000, compared to 7.95% for the three months ended June 30, 1999. The increase in quarterly interest-earning asset yield was primarily attributed to a rising interest rate environment. Total interest expense increased $442,217 to $1,667,371 for the three months ended June 30, 2000 compared to $1,225,154 for the same three month period of 1999. This increase reflected the growth of quarterly average interest-bearing liabilities of $19.7 million to $130.0 million in the second quarter of 2000 from $110.3 million in the second quarter of 1999. All of this growth took place within the higher cost time deposits which, coupled with a rising rate environment, drove up the Company's cost of funds to 5.13% in the second quarter of 2000 from 4.44% in last year's second quarter. Overall, the Company's net interest spread decreased to 3.26% from 3.51% and its margin also declined to 4.22% from 4.39%. However, this spread and margin compression was anticipated when the Company ran a certificate of deposit promotion to partially leverage the Company's capital position and presumably increase market share. Effectively, net interest income increased $175,903 or 11.6% during the second quarter of 2000 compared to the second quarter of 1999.

Total interest income for the six months ended June 30, 2000 was $6,465,620, compared to $5,442,099 for the six months ended June 30, 1999. This increase of $1,023,521 or 18.8% was largely the result of an $18.5 million increase in average interest-earning assets, of which $8.9 million took place in the loan portfolio and the remaining $9.6 million of growth occurred within the investment portfolio. Of the increase in total interest income, approximately $693,000 was related to balance sheet growth (volume). A rising rate environment boosted the yield on interest-earning assets to 8.29% for the first six months of 2000, compared to 7.92% for the first six months of 1999. This yield improvement added nearly $331,000 to the increase in interest income. The total interest expense increased $700,698 or 28.5% to $3,158,817 for the six months ended June 30, 2000 from $2,458,119 for the six months ended June 30, 1999. Total average interest-bearing liabilities increased $15.9 million to $126.4 million from $110.5 million. All of this increase took place within higher cost time deposits which funded interest-earning asset growth. This volume related increase accounted for nearly $468,000 of the increase in interest expense. The Company's cost of funds increased to 5.00% for the six months ended June 30, 2000 from 4.45% for the same six month period of 1999. This increase in cost of funds was due in part to a rising interest rate environment, along with a change in the composition mix of interest-bearing liabilities. This increase in funding costs added approximately $233,000 to the increase in interest expense. Overall, net interest income increased $322,823 to $3,306,803 from $2,983,980. Changes in volume (balance sheet growth) contributed nearly $225,000 to this increase, while changes in rates added approximately $98,000. Net interest spread declined 17 basis points to 3.30% from 3.47%, while net interest margin decreased 10 basis points to 4.24% for the first six months of 2000 from 4.34% for last year's first six months.


Provision for Loan Losses
-------------------------

The provision for loan losses totaled $75,000 for the three months ended June 30, 2000 and $50,000 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, the provision for loan losses amounted to $125,000.

Noninterest Income
------------------

Total noninterest income increased $62,869 to $230,700 for the three months ended June 30, 2000, from $167,831 for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, noninterest income increased $44,312 to $429,980 from $385,668. For both the three month and six month reporting period, the increases were attributable to an increase in gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans plus SBA loan servicing fees.

Noninterest Expense
-------------------

Total noninterest expense amounted to $1,102,810 and $868,683 for the three months ended June 30, 2000 and 1999, respectively. Excluding the nonrecurring transactions relating to the gain on OREO sale and the write-off of a long-lived asset, noninterest expense would have amounted to $961,773 for the three months ended June 30, 1999, or an increase of $141,037, or 14.7% for the three months ended June 30, 2000 compared to the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, noninterest expense was $2,174,137 and $1,831,537, respectively. Excluding the nonrecurring transactions, noninterest expense would have totaled $1,924,627 for the six months ended June 30, 1999, or an increase of $249,510, or 13.0%. For both the three month and six month periods ended June 30, 2000, the increases in overhead costs are primarily the result of (i) higher salaries and wages associated with filling additional staff positions, and across-the-board pay increases, (ii) higher benefit costs, (iii) increases in legal and professional fees, and (iv) higher marketing, advertising and business development costs.

Income Taxes
------------

Income taxes for the three months ended June 30, 2000, were $263,903 or 35.5% of pretax income, compared to $274,499 or 36.0% of pretax income for the three months ended June 30, 1999. For the six months ended June 30, 2000 and 1999, income taxes were $510,052 and $517,039, respectively, or 35.5% and 36.6% of pretax income, respectively. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income of interest income on U.S. Treasury obligations and certain government agency debt securities.

The lower effective tax rates in 2000 were primarily due to proportionately more income excluded for state income tax purposes.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of June 30, 2000:

                                              Regulatory
                                              Minimum (1)      Actual
                                              -----------     --------
          The Company
            Risk-based:
              Tier 1........................     4.00%         14.57%
              Totals........................     8.00          15.83
            Leverage........................     3.00           9.71

          The Bank
           Risk-based:
             Tier 1.........................     4.00%         14.03%
             Totals.......................       8.00          15.29
           Leverage.........................     3.00           9.37

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

At June 30, 2000, the Company's one year static gap position was a negative $41.9 million or 25.3% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk'. At June 30, 2000, the Company's earnings-at-risk under a +200 basis point interest rate shock test measured a negative 6.25% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 18.86% of market value of equity at June 30, 2000. At June 30, 2000, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At June 30, 2000, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $16.6 million, or 10.0% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has an unused borrowing capacity of nearly $29.0 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At June 30, 2000, the Company held state and municipal demand deposits of $.8 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.


Year 2000 Compliance
--------------------

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its 2000 Annual Meeting of Stockholders on May 10, 2000. The meeting was held for the purpose of: (i) electing Artin H. Coloian, Esq., John Nazarian, Ph.D. and William P. Shields, Directors of the Company for a three year term expiring at the Annual Meeting in the year 2003 and (ii) ratifying the selection of Arthur Andersen LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2000.

At the time of the 2000 Annual Meeting there were 1,213,741 shares entitled to vote. Shares voted either in person or by proxy totaled 1,076,063 shares. The results of the votes cast were as follows:

                                                                For         Against     Abstention
                                                             ----------   -----------  ------------
(i)    To elect Directors of the Company for three years:

       Artin H. Coloian, Esq.                                 1,057,701                    18,362
       John Nazarian, Ph.D.                                   1,057,801                    18,262
       William P. Shields                                     1,057,801                    18,262

(ii)   To select Arthur Andersen LLP as independent
       public accountants for the Company for the             1,069,411      6,050            602
       fiscal year ending December 31, 2000

In addition, upon completion of the Annual Meeting the Director's Terms continue as follows:

          Name                             Term to Expire in:
          ----                            --------------------
     Patrick J. Shanahan, Jr.                    2001
     Gary R. Alger                               2001
     Joseph V. Mega                              2001
     Raymond F. Bernardo                         2002
     Joseph A. Keough, Esq.                      2002
     Peter L. Mathieu, Jr., M.D.                 2002
     Fred J. Simon, Jr.                          2002

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

                              First Financial Corp.


August 4, 2000                /s/ Patrick J. Shanahan, Jr.
----------------------        --------------------------------
Date                          Patrick J. Shanahan, Jr.
                              Chairman, President and Chief Executive Officer

August 4, 2000                /s/ John A. Macomber
----------------------        --------------------------------
Date                          John A. Macomber
                              Vice President, Treasurer
                              and Chief Financial Officer