Form 10-Q
period 2000-09-30
FIRST FINANCIAL CORP /RI/
filed 2000-11-07
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000       Commission file number
                                                                 0-27878


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes   ______ No
                                    ---

At November 6, 2000, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,213,741 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX


                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements..................................................................................    1
   Consolidated Balance Sheets - September 30, 2000 and December 31, 1999......................................    1

   Consolidated Statements of Income - Three months and nine months ended September 30, 2000 and 1999..........    2

   Consolidated Statements of Stockholders' Equity and Comprehensive Income - Nine months
       ended September 30, 2000 and year ended December 31, 1999...............................................    3

   Consolidated Statements of Cash Flows - Nine months ended September 30, 2000 and 1999.......................    4

   Notes to Consolidated Financial Statements - September 30, 2000.............................................    5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.................    7

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.....................................................................................   14

Item 2 - Changes in Securities.................................................................................   14

Item 3 - Defaults Upon Senior Securities.......................................................................   14

Item 4 - Submission of Matters to a Vote of Security Holders...................................................   14

Item 5 - Other Information.....................................................................................   14

Item 6 - Exhibits and Reports on Form 8-K......................................................................   14

SIGNATURES.....................................................................................................   15

EXHIBITS

Computation of per share earnings - Exhibit 11.................................................................   16

Financial Data Schedule - Exhibit 27...........................................................................   17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                            September 30,     December 31,
                                                                                2000              1999
                                                                            -------------    --------------
                                ASSETS                                       (Unaudited)
CASH AND DUE FROM BANKS..................................................   $   2,827,061    $    5,441,190
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL..........................       6,430,429         3,802,865
LOANS HELD FOR SALE......................................................         394,800           942,338
INVESTMENT SECURITIES:
  Held-to-maturity (market value: $21,460,606 and $15,450,453)...........      21,639,309        15,691,004
  Available-for sale (amortized cost: $32,483,555 and $21,167,567).......      31,717,410        20,857,124
                                                                            -------------    --------------
      Total investment securities........................................      53,356,719        36,548,128
                                                                            -------------    --------------
FEDERAL HOME LOAN BANK STOCK.............................................         716,000           681,500
LOANS:
  Commercial.............................................................      12,653,218        12,248,552
  Commercial real estate.................................................      69,423,849        65,812,129
  Residential real estate................................................      13,578,970        13,084,006
  Home equity lines of credit............................................       2,548,527         3,051,265
  Consumer...............................................................         923,811           766,383
                                                                            -------------    --------------
                                                                               99,128,375        94,962,335
  Less - Unearned discount...............................................          10,302            23,221
  Allowance for loan losses..............................................       1,796,233         1,556,405
                                                                            -------------    --------------
      Net loans..........................................................      97,321,840        93,382,709
                                                                            -------------    --------------
OTHER REAL ESTATE OWNED..................................................          70,000               ---
PREMISES AND EQUIPMENT, net..............................................       2,000,967         2,167,103
OTHER ASSETS.............................................................       3,140,591         1,815,822
                                                                            -------------    --------------
TOTAL ASSETS.............................................................   $ 166,258,407    $  144,781,655
                                                                            =============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
  Demand.................................................................   $  19,267,204    $   17,522,309
  Savings and money market accounts......................................      24,293,038        23,838,702
  Time deposits..........................................................      84,246,687        63,227,494
                                                                            -------------    --------------
      Total deposits.....................................................     127,806,929       104,588,505
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...........................       9,535,174         9,411,111
FEDERAL HOME LOAN BANK ADVANCES..........................................      10,931,715        13,610,400
ACCRUED EXPENSES AND OTHER LIABILITIES...................................       1,912,366         1,689,999
SENIOR DEBENTURE.........................................................             ---               ---
                                                                            -------------    --------------
TOTAL LIABILITIES........................................................     150,186,184       129,300,015
                                                                            -------------    --------------
STOCKHOLDERS' EQUITY:
  Common Stock, $1 par value Authorized - 5,000,000 shares
    Issued - 1,328,041 shares...........................................        1,328,041         1,328,041
  Surplus...............................................................        4,431,380         4,431,380
  Retained earnings.....................................................       11,527,573        10,504,194
  Accumulated other comprehensive (loss) income.........................         (459,686)         (186,265)
                                                                            -------------    --------------
                                                                               16,827,308        16,077,350
  Less - Treasury stock, at cost, 114,300 shares in 2000; 101,800 shares
    in 1999.............................................................          755,085           595,710
                                                                            -------------    --------------
TOTAL STOCKHOLDERS' EQUITY..............................................       16,072,223        15,481,640
                                                                            -------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................    $ 166,258,407    $  144,781,655
                                                                            =============    ==============

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME


                                                                      Nine Months Ended                Three Months Ended
                                                                        September 30,                       September
                                                                 ---------------------------       --------------------------
                                                                    2000             1999             2000            1999
                                                                 ----------       ----------       ----------      ----------
                                                                                          (Unaudited)
INTEREST INCOME:
  Interest and fees on loans..................................   $7,213,639       $6,423,225       $2,479,866      $2,222,141
  Interest and dividends on investment securities-
    U.S. Government and agency obligations....................    1,618,847        1,320,632          588,441         467,667
    Collateralized mortgage obligations.......................       53,582          102,407           14,279          28,337
    Mortgage-backed securities................................      234,386          302,415           74,566          94,642
    Other debt securities.....................................      501,806             ----          207,016            ----
    Marketable equity securities and other....................       72,212           53,748           23,123          22,050
  Interest on cash equivalents................................      230,962          112,337           72,523          37,828
                                                                 ----------       ----------       ----------      ----------
    Total interest income.....................................    9,925,434        8,314,764        3,459,814       2,872,665
                                                                 ----------       ----------       ----------      ----------
INTEREST EXPENSE:
  Interest on deposits........................................    3,921,748        2,798,458        1,395,927         940,818
  Interest on repurchase agreements...........................      345,040          443,843          113,391         143,332
  Interest on advances........................................      597,058          365,661          195,710         150,197
  Interest on debenture.......................................         ----           84,503             ----            ----
                                                                 ----------       ----------       ----------      ----------
    Total interest expense....................................    4,863,846        3,692,465        1,705,028       1,234,347
                                                                 ----------       ----------       ----------      ----------
    Net interest income.......................................    5,061,588        4,622,299        1,754,786       1,638,318
PROVISION FOR LOAN LOSSES.....................................      175,000          200,000           50,000          75,000
                                                                 ----------       ----------       ----------      ----------
    Net interest income after provision for loan losses.......    4,886,588        4,422,299        1,704,786       1,563,318
                                                                 ----------       ----------       ----------      ----------
NONINTEREST INCOME:
  Service charges on deposits.................................      207,255          200,080           70,375          67,986
  Gain on loan sales..........................................      253,748          236,610          101,487          82,456
  Other.......................................................      244,023          164,215          103,183          64,795
                                                                 ----------       ----------       ----------      ----------
    Total noninterest income..................................      705,026          600,000          275,045         215,237
                                                                 ----------       ----------       ----------      ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits..............................    1,853,968        1,581,673          650,505         559,598
  Occupancy expense...........................................      345,140          441,283          116,228         104,336
  Equipment expense...........................................      196,350          224,769           65,494          77,512
  Other real estate owned net (gains) losses and expenses.....       (1,073)        (211,028)           3,188           1,082
  Computer services...........................................      188,092          193,567           64,534          68,931
  Deposit insurance assessments...............................       17,296            8,887            6,453           2,910
  Other operating expenses....................................      729,544          671,935          248,778         265,180
                                                                 ----------       ----------       ----------      ----------
    Total noninterest expense.................................    3,329,317        2,911,086        1,155,180       1,079,549
                                                                 ----------       ----------       ----------      ----------
    Income before provision for income taxes..................    2,262,297        2,112,118          824,651         699,006
PROVISION FOR INCOME TAXES....................................      801,971          772,792          291,919         255,751
                                                                 ----------       ----------       ----------      ----------
NET INCOME....................................................   $1,460,326       $1,339,326       $  532,732      $  443,255
                                                                 ==========       ==========       ==========      ==========
Earnings per share:
    Basic.....................................................   $     1.20       $     1.09       $     0.44      $     0.36
                                                                 ==========       ==========       ==========      ==========
    Diluted...................................................   $     1.20       $     1.09       $     0.44      $     0.36
                                                                 ==========       ==========       ==========      ==========
Weighted average common shares outstanding....................    1,214,254        1,233,823        1,213,741       1,231,241
Diluted effect of common stock equivalents....................         ----             ----             ----            ----
                                                                 ----------       ----------       ----------      ----------
Weighted average common and common stock equivalent
  shares outstanding..........................................    1,214,254        1,233,823        1,213,741       1,231,241
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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME

                                                                                       Accumulated
                                                                                          Other                          Total
                                               Common                     Retained    Comprehensive    Treasury     Stockholders'
                                               stock        Surplus       Earnings    (Loss) Income      Stock         Equity
                                             ----------   ----------    -----------   -------------   ----------    -------------
Balance, December 31, 1998.................  $1,328,041   $4,431,380    $ 9,130,143   $      70,638   $ (146,960)   $  14,813,242

Net income.................................        ----         ----      1,818,648            ----         ----        1,818,648

Other comprehensive income, net of tax:

 Unrealized holding losses, net
 of reclassification adjustment............        ----         ----           ----        (256,903)        ----         (256,903)

Comprehensive income.......................

Dividends declared ($.36 per share)........                                (444,597)                                     (444,597)

Repurchase of 35,000 shares of
 common stock..............................                                                             (448,750)        (448,750)
                                             ----------   ----------    -----------   -------------   ----------    -------------

Balance, December 31, 1999.................   1,328,041    4,431,380     10,504,194        (186,265)    (595,710)      15,481,640

Net income.................................        ----         ----      1,460,326            ----         ----        1,460,326

Other comprehensive income, net of tax:

 Unrealized holding losses, net
  of reclassification adjustment...........        ----         ----           ----        (273,421)        ----         (273,421)

Comprehensive income.......................

Dividends declared ($.36 per share)........        ----         ----       (436,947)           ----         ----         (436,947)

Repurchase of 12,500 shares of
  common stock.............................                                                             (159,375)        (159,375)
                                             ----------   ----------    -----------   -------------   ----------    -------------

Balance, September 30, 2000................  $1,328,041   $4,431,380    $11,527,573   $    (459,686)  $ (755,085)   $  16,072,223
                                             ==========   ==========    ===========   =============   ==========    =============

                                              Comprehensive
                                                 Income
                                              -------------
Balance, December 31, 1998.................

Net income.................................   $   1,818,648

Other comprehensive income, net of tax:

 Unrealized holding losses, net
 of reclassification adjustment............        (256,903)
                                              -------------

Comprehensive income.......................   $   1,561,745
                                              =============
Dividends declared ($.36 per share)........

Repurchase of 35,000 shares of
 common stock..............................

Balance, December 31, 1999.................

Net income.................................   $   1,460,326

Other comprehensive income, net of tax:

 Unrealized holding losses, net
  of reclassification adjustment...........        (273,421)
                                              -------------

Comprehensive income.......................   $   1,186,905
                                              =============

Dividends declared ($.36 per share)........

Repurchase of 12,500 shares of
  common stock.............................

Balance, September 30, 2000................

  The accompanying notes are an integral part of these consolidated financial statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended September 30,
                                                                                     --------------------------------
                                                                                          2000              1999
                                                                                     -------------     --------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income....................................................................      $   1,460,326     $   1,339,326
 Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses...................................................            175,000           200,000
   Depreciation and amortization...............................................            208,034           236,282
   Writeoff of impaired long-lived asset.......................................         ----------           129,362
   Amortization of discount on debenture.......................................         ----------            15,860
   Net accretion on investment securities held-to-maturity.....................             (8,524)           (4,751)
   Net accretion on investment securities available-for-sale...................           (249,256)         (294,930)
   Gains on sale of OREO.......................................................             (6,430)         (219,118)
   Gains on sales of loans.....................................................           (253,748)         (236,610)
   Proceeds from sales of loans................................................          5,760,812         4,255,701
   Loans originated for sale...................................................         (4,959,526)       (4,819,805)
   Net decrease in unearned discount...........................................            (12,919)          (32,898)
   Net increase in other assets................................................         (1,142,488)         (497,425)
   Net (decrease) increase in deferred loan fees...............................            (27,734)           16,289
   Net increase in accrued expenses and other liabilities......................            222,367            19,366
                                                                                     -------------     -------------
          Net cash provided by operating activities............................          1,165,914           106,649
                                                                                     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock....................................            (34,500)         (162,400)
   Proceeds from maturities of investment securities held-to-maturity..........          2,392,828         3,015,257
   Proceeds from maturities of investment securities available-for-sale........        197,788,918       251,642,803
   Purchase of investment securities held-to-maturity..........................         (8,332,609)       (5,483,082)
   Purchase of investment securities available-for-sale........................       (208,855,650)     (248,969,243)
   Net increase in loans.......................................................         (4,503,559)       (6,201,691)
   Purchase of premises and equipment..........................................            (41,898)          (86,299)
   Sales of OREO...............................................................            366,511           684,955
                                                                                     -------------     -------------
          Net cash used in investing activities................................        (21,219,959)       (5,559,700)
                                                                                     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in demand accounts.............................................          1,744,895         5,380,841
   Net increase in savings and money market accounts...........................            454,336         2,031,554
   Net increase (decrease) in time deposits....................................         21,019,193        (2,328,975)
   Net  increase (decrease) in repurchase agreements...........................            124,063        (2,816,181)
   Net (decrease) increase in Federal Home Loan Bank advances..................         (2,678,685)        5,996,816
   Repayment of senior debenture...............................................         ----------        (2,708,777)
   Purchase of common stock for treasury.......................................           (159,375)         (384,375)
   Dividends paid..............................................................           (436,947)         (333,785)
                                                                                     -------------     -------------
          Net cash provided by financing activities............................         20,067,480         4,837,118
                                                                                     -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................             13,435          (615,933)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................................          9,244,055         5,066,270
                                                                                     -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......................................      $   9,257,490     $   4,450,337
                                                                                     =============     =============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
    INFORMATION:
   Interest paid...............................................................      $   4,786,480     $   3,688,797
                                                                                     =============     =============
   Income taxes paid...........................................................      $   1,125,000     $     936,000
                                                                                     =============     =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
   TRANSACTIONS:
   Transfer of loans to OREO...................................................      $     430,081   $   ----------
                                                                                     =============   ===============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2000

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's Annual Report and Form 10-K for the period ended December 31, 1999, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On October 16, 2000 the Company declared dividends of $145,649 or $.12 per share to all common stockholders of record on November 1, 2000, payable on November 13, 2000.

(3)  RECENT DEVELOPMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. This statement requires that changes in the derivative's fair value be recognized currently in income unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of income and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, financial quarters beginning June 16, 1998 and thereafter). SFAS No. 133 cannot be applied retroactively. SFAS No. 133 must be applied to
     (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997 (and, at the Company's election, before January 1,
     1998). The Company has not yet quantified the impact of adopting SFAS No. 133 on its consolidated financial statements. However, the Company does not expect that the adoption of this statement will have a material impact on its financial position or results of operations.

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

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                                                      Community               Other Adjustments
                                                       Banking       Other    and Eliminations   Consolidated
                                                       -------       -----    ----------------   ------------
     Three Months Ended September 30, 2000
          Net Interest Income                         $1,748,675  $  547,791       $  (541,680)    $1,754,786
          Provision for Loan Losses                       50,000         ---               ---         50,000
          Total Noninterest Income                       275,045         ---               ---        275,045
          Total Noninterest Expense                    1,131,180      24,000               ---      1,155,180
          Net Income                                     541,680     532,732          (541,680)       532,732

     Three Months Ended September 30, 1999
          Net Interest Income                         $1,626,814  $  463,005       $  (451,501)    $1,638,318
          Provision for Loan Losses                       75,000         ---               ---         75,000
          Total Noninterest Income                       215,237         ---               ---        215,237
          Total Noninterest Expense                    1,055,549      24,000               ---      1,079,549
          Net Income                                     451,501     443,255          (451,501)       443,255

     Nine Months Ended September 30, 2000
          Net Interest Income                         $5,043,356  $1,512,437       $(1,494,205)    $5,061,588
          Provision for Loan Losses                      175,000         ---               ---        175,000
          Total Noninterest Income                       705,026         ---               ---        705,026
          Total Noninterest Expense                    3,257,317      72,000               ---      3,329,317
          Net Income                                   1,494,205   1,460,326        (1,494,205)     1,460,326

     Nine Months Ended September 30, 1999
          Net Interest Income                         $4,638,134  $1,381,118       $(1,396,953)    $4,622,299
          Provision for Loan Losses                      200,000         ---               ---        200,000
          Total Noninterest Income                       600,905         ---               ---        600,905
          Total Noninterest Expense                    2,841,086      70,000               ---      2,911,086
          Net Income                                   1,396,953   1,339,326        (1,396,953)     1,339,326

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

The Bank offers a variety of commercial and consumer financial products and services designed to satisfy the deposit and loan needs of its customers. The Bank's deposit products include interest-bearing and noninterest-bearing checking accounts, money market accounts, passbook and statement savings accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, automated teller machine (ATM) cards and debit cards and services. Loan products include commercial, commercial mortgage, residential mortgage, construction, home equity and a variety of consumer loans.

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

Summary
-------

For the three months ended September 30, 2000, the Company reported net income of $532,732 compared to net income of $443,255 for the three months ended September 30, 1999, or an increase of 20.2%. Basic and diluted net income per share were $0.44 for the quarter ended September 30, 2000, compared to $0.36 per share for the same three month period of the prior year. Net income for the nine months ended September 30, 2000 amounted to $1,460,326 compared to net income of $1,339,326 for the nine months ended September 30, 1999. Basic and diluted net income per share for the nine months ended September 30, 2000 were $1.20 compared to $1.09 per share for the nine months ended September 30, 1999.

The third quarter ended September 30, 2000 was another record quarter for the Company and was the first time that quarterly earnings exceeded $500,000. Overall, this achievement was accomplished as a result of (i) exceptional strength in asset quality, (ii) ability to control net interest spreads and margins in a competitive interest rate environment (iii) balance sheet growth, and (iv) continued success with SBA (Small Business Administration) loan programs through origination, sale and servicing of the guaranteed portion of SBA loans.

Total assets increased $21.5 million or 14.8% to $166.3 million at September 30, 2000, from $144.8 million at December 31, 1999. The loan portfolio, net of unearned discount, increased $4.2 million or 4.4% to $99.1 million at September 30, 2000, from $94.9 million at December 31, 1999. Investment securities increased $16.9 million to $53.4 million at September 30, 2000, from $36.5 million at December 31, 1999. The increase in the Company's total assets was funded from retail deposits and, in particular, time deposits. Total deposits increased $23.2 million to $127.8 million at September 30, 2000, from $104.6 million at December 31, 1999, while time deposits increased $21.0 million to $84.2 million at September 30, 2000, from $63.2 million at December 31, 1999. During February 2000, the Company successfully marketed a 14 month certificate of deposit promotion through its branch network at a slightly above market rate of 6.77% (7.00% annual percentage yield). This promotion raised over $23 million in new deposits and opened over 1,000 new deposit accounts, substantially all of which were from the local community. The purpose of this retail deposit growth activity was to increase the Company's customer base; strengthen the Company's presence in the community; leverage the Company's strong capital position and; solidify the Company's ability to fund future loan portfolio growth. The Company invested the proceeds in government agency and corporate debt obligations.


Financial Condition

Asset Quality
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated. The amounts and ratios shown as of and for the nine months and twelve months ended September 30, 1999 and December 31, 1999, respectively, are exclusive of the acquired loans and acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union:

                                                                     As of and for the        As of and for the
                                                                     nine months ended           year ended
                                                                       September  30,           December 31,
                                                                 --------------------------   -----------------
                                                                 2000                  1999                1999
                                                                 ----                 -----               -----
                                                                                     (Dollars in Thousands)
     Nonperforming loans.................................      $  158                $ 344                $ 181
     Other real estate owned.............................      $   70                $  47                $  -0-
     Total nonperforming assets..........................      $  228                $ 391                $ 181
     Loans 30-89 days delinquent.........................      $  186                $  75                $ 154
     Nonperforming assets to total assets................        0.14%                0.26%                0.12%
     Nonperforming loans to total loans..................        0.16%                0.37%                0.19%
     Net loan (recoveries) charge-offs to average loans..       (0.07)%               0.01%                0.01%
     Allowance for loan losses to total loans............        1.81%                1.60%                1.64%
     Allowance for loan losses
      to nonperforming loans (multiple)..................       11.38X                4.31X                8.62X

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

The following represents the activity in the allowance for loan losses for the three and nine months ended September 30, 2000 and 1999:

                                                                   Nine Months Ended            Three Months Ended
                                                                      September 30,                September 30,
                                                                -------------------------    -------------------------
                                                                   2000           1999          2000            1999
                                                                   ----           ----          ----            ----
Bank Reserve:
   Balance at beginning of period.............................  $1,556,405     $1,287,058    $1,697,072     $1,393,652
     Provision................................................     175,000        200,000        50,000         75,000
     Loan charge-offs.........................................     (44,678)       (53,633)       (2,758)        (6,781)
     Recoveries...............................................     109,506         46,357        51,919         17,911
                                                                ----------     ----------    ----------     ----------
   Balance at end of period...................................   1796,233       1,479,782     1,796,233     1,479,782
                                                                ----------     ----------    ----------     ----------

Acquired Reserve:
   Balance at beginning of period ............................         ---            ---           ---            ---
     Loan charge-offs.........................................         ---       (266,482)          ---            ---
     Recoveries...............................................         ---          1,638           ---            ---
     Reclassification to senior debenture.....................         ---        264,844           ---            ---
                                                                ----------     ----------    ----------     ----------
   Balance at end of period...................................         ---            ---           ---            ---
                                                                ----------     ----------    ----------     ----------
   Total Reserve..............................................  $1,796,233     $1,479,782    $1,796,233     $1,479,782
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

Deposits and Other Borrowings
-----------------------------

Total deposits increased $23.2 million or 22.2% to $127.8 million at September 30, 2000 from $104.6 million at December 31, 1999. During the nine months ended September 30, 2000, demand deposits increased $1.7 million, savings and money market accounts increased $0.5 million, and time deposits increased $21.0 million. The previously mentioned promotional activity and market acceptance of new deposit product offerings accounted for the positive deposit growth. Also contributing to the deposit activity were customers seeking banking relationships as an alternative to the merger and acquisition activity of area financial institutions.

Securities sold under agreements to repurchase remained virtually flat at $9.5 million at September 30, 2000 and December 31, 1999. Federal Home Loan Bank advances declined $2.7 million to $10.9 million at September 30, 2000 from $13.6 million at December 31, 1999. During September 2000, a 10 year/1 year callable advance for $2.5 million was called. The Company repaid the advance with excess liquidity.

Results of Operations

Net Interest Income
-------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $5,061,588 for the nine months ended September 30, 2000, compared to $4,622,299 for the nine months ended September 30, 1999. This increase was the result of an increase in interest-earning assets, offset somewhat by a decline in net interest margins.

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

                                                                       Nine Months Ended September 30,
                                               ------------------------------------------------------------------------------
                                                               2000                                      1999
                                               -------------------------------------      -----------------------------------
                                                               Interest      Average                     Interest     Average
                                               Average         Income/       Yield/       Average        Income/      Yield/
                                               Balance         Expense       Rate         Balance        Expense      Rate
                                               -------         -------       ----         --------       -------      ----
Interest - earning assets:

  Loans.....................................   $ 99,406,207    $7,213,639      9.68%      $ 90,874,046   $6,423,225     9.42%
  Investment securities - AFS...............     30,078,017     1,497,657      6.64%        29,477,563    1,179,815     5.34%
  Investment securities - HTM...............     21,091,095       944,088      5.97%        13,949,265      575,671     5.50%
  Securities purchased under agreements to
         resell.............................      6,161,779       230,962      5.00%         3,772,509      112,336     3.97%
  Federal Home Loan Bank Stock and other....        810,155        39,088      6.43%           509,291       23,717     6.21%
                                               ------------    ----------    ------       ------------   ----------   ------

Total interest-earning assets...............    157,547,253     9,925,434      8.40%       138,582,674    8,314,764     8.00%
                                                               ----------    ------                      ----------   ------

Noninterest-earning assets:

  Cash and due from banks...................      2,884,584                                  2,455,368
  Premises and equipment....................      2,093,572                                  2,316,530
  Other real estate owned...................        122,845                                    295,549
  Allowance for loan losses.................     (1,663,524)                                (1,317,545)
  Other assets..............................      2,163,231                                  1,347,378
                                               ------------                               ------------

Total noninterest-earning assets............      5,600,708                                  5,097,280
                                               ------------                               ------------

Total assets................................   $163,147,961                               $143,679,954
                                               ============                               ============


Interest - bearing liabilities:
  Deposits:
      Interest bearing demand and NOW
      deposits..............................   $  3,138,119    $   34,508      1.47%      $  3,370,488   $   37,032     1.46%
      Savings deposits......................     17,469,233       282,390      2.16%        18,164,147      290,654     2.13%
      Money market deposits.................      1,390,738        21,625      2.07%         1,708,890       26,234     2.05%
      Time deposits.........................     82,584,747     3,583,225      5.79%        65,451,593    2,444,538     4.98%
  Securities sold under agreements to
      repurchase............................      9,087,353       345,040      5.06%        11,779,565      443,843     5.02%
   Federal Home Loan Bank Advances..........     13,427,761       597,058      5.93%         8,431,741      365,661     5.78%
   Senior debenture.........................           0.00          0.00      0.00%         1,610,164       84,503     7.00%
                                               ------------    ----------    ------       ------------   ----------   ------

Total interest-bearing liabilities..........    127,097,951     4,863,846      5.10%       110,516,588    3,692,465     4.45%
                                                               ----------    ------                      ----------   ------

Noninterest-bearing liabilities:
  Noninterest-bearing deposits..............     19,204,794                                 17,055,731
  Other liabilities.........................      1,315,190                                  1,275,887
                                               ------------                               ------------

Total noninterest-bearing liabilities.......     20,519,984                                 18,331,618
Stockholders' equity........................     15,530,026                                 14,831,748
                                               ------------                               ------------

Total liabilities and stockholders' equity..   $163,147,961                               $143,679,954
                                               ============                               ============

Net interest income.........................                   $5,061,588                                $4,622,299
                                                               ==========                                ==========

Net interest spread.........................                                   3.30%                                    3.55%
                                                                             ======                                   ======

Net interest margin.........................                                   4.28%                                    4.45%
                                                                             ======                                   ======

Total interest income for the three months ended September 30, 2000 was $3,459,814, compared to $2,872,665 for the same three month period of the prior year. This increase of $587,149 or 20.4% was primarily the result of a $19.9 million increase in quarterly average interest-earning assets to $160.7 million for the third quarter of 2000 from $140.8 million for the third quarter of 1999. During the third quarter of 2000, the loan portfolio represented 62.7% of total quarterly average interest-earning assets compared to 65.9% during the third quarter of 1999. Nonetheless, a higher interest rate environment coupled with repricing opportunities within the loan and investment portfolios pushed the yield on interest-earning assets to 8.61% for the three months ended September 30, 2000, compared to 8.16% during the same three month period of the prior year. Total interest expense increased $470,681 to $1,705,028 for the three months ended September 30, 2000, compared to $1,234,347 for the same three month period of 1999. This increase reflected the growth of quarterly average interest-bearing liabilities of $17.9 million to $128.5 million in the third quarter of 2000 from $110.6 million in the third quarter of 1999. The preponderance of this growth occurred within the higher cost time deposits which, coupled with a higher interest rate environment, accounted for the increase in the Company's cost of funds to 5.31% in the third quarter of 2000, third quarter. Overall, the Company's quarterly net interest spread decreased to 3.30% from 3.71% and its quarterly margin also declined to 4.36% from 4.67%. However, this spread and margin compression was anticipated when the Company ran a certificate of deposit promotion to partially leverage the Company's capital position and presumably increase market share. Effectively, net interest income increased $116,468 or 7.1% during the third quarter of 2000, compared to the third quarter of 1999.

Total interest income for the nine months ended September 30, 2000 was $9,925,434, compared to $8,314,764 for the nine months ended September 30, 1999. This increase of $1,610,670 or 19.4% was largely the result of an $19.0 million increase in average interest-earning assets, of which $8.5 million took place in the loan portfolio and the remaining $10.5 million of growth occurred within the investment portfolio. Of the increase in total interest income, approximately $1,073,000 was related to balance sheet growth (volume). A rising interest rate environment boosted the yield on interest-earning assets to 8.40% for the first nine months of 2000, compared to 8.00% for the first nine months of 1999. This yield improvement added nearly $538,000 to the increase in interest income. The total interest expense increased $1,171,381 or 31.7% to $4,863,846 for the nine months ended September 30, 2000 from $3,692,465 for the nine months ended September 30, 1999. Total average interest-bearing liabilities increased $16.6 million to $127.1 million from $110.5 million. All of this increase occurred within higher cost time deposits which funded interest-earning asset growth. This volume related increase accounted for nearly $760,000 of the increase in interest expense. The Company's cost of funds increased to 5.10% for the nine months ended September 30, 2000 from 4.45% for the same nine month period of the prior year. This increase in cost of funds was due in part to a rising interest rate environment, along with a change in the composition mix of interest-bearing liabilities. This increase in funding costs added approximately $411,000 to the increase in interest expense. Overall, net interest income increased $439,289 to $5,061,588 from $4,622,299. Changes in volume (balance sheet growth) contributed nearly $313,000 to this increase, while changes in rates added approximately $126,000. Net interest spread declined 25 basis points to 3.30% from 3.55%, while net interest margin decreased 17 basis points to 4.28% for the first nine months of 2000 from 4.45% for last year's first nine months.

Provision for Loan Losses
-------------------------

The provision for loan losses totaled $50,000 for the three months ended September 30, 2000 and $75,000 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, the provision for loan losses amounted to $175,000 and $200,000, respectively. With solid asset quality and a net recovery (as opposed to the net charge-off) position, a slightly lower provision for loan losses was considered appropriate for the first nine months of 2000, despite the growth in total loans outstanding. This is consistent with management's systematic assessment of the adequacy of its loan loss reserves (See "Asset Quality").

Noninterest Income
------------------

Total noninterest income increased $59,808 to $275,045 for the three months ended September 30, 2000, from $215,237 for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, noninterest income increased $104,121 to $705,026 from $600,905. For both the three month and nine month reporting period, the increases were attributable to an increase in gains on the sale of the guaranteed portion of Small Business Administration

("SBA") loans plus SBA loan servicing fees, fee income from the residential mortgage program and ATM surcharge income.

Noninterest Expense
-------------------

Total noninterest expense amounted to $1,155,180 and $1,079,549 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, noninterest expense was $3,329,317 and $2,911,086 respectively. For both the three month and nine month periods ended September 30, 2000, the increases in overhead costs are primarily the result of
(i) higher salaries and wages associated with filling additional staff positions, and across-the-board pay increases, (ii) higher benefit costs, and
(iii) increases in legal and professional fees.

Income Taxes
------------

Income taxes for the three months ended September 30, 2000, were $291,919 or 35.4% of pretax income, compared to $255,751 or 36.6% of pretax income for the three months ended September 30, 1999. For the nine months ended September 30, 2000 and 1999, income taxes were $801,971 and $772,792, respectively, or 35.4% and 36.6% of pretax income, respectively. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income, interest income on U.S. Treasury obligations and certain government agency debt securities. The lower effective tax rates in 2000 were primarily due to proportionately more income excluded for state income tax purposes.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of September 30, 2000:

                                   Regulatory
                                   Minimum (1)    Actual
                                   -----------    ------
               The Company
                 Risk-based:
                  Tier 1..........   4.00%         15.01%
                  Totals..........   8.00          16.26
                 Leverage.........   3.00           9.90

               The Bank
                Risk-based:
                  Tier 1..........   4.00%         14.48%
                  Totals..........   8.00          15.73
                Leverage..........   3.00           9.60

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

At September 30, 2000, the Company's one year static gap position was a negative $36.3 million or 21.8% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed Aearnings-at-risk' and equity-at-risk'. At September 30, 2000, the Company's earnings-at-risk under a "200 basis point interest rate shock test measured a negative 3.6% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 16.2% of market value of equity at September 30, 2000. At September 30, 2000, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At September 30, 2000, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $20.0 million, or 12.0% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has an unused borrowing capacity of nearly $31.5 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At September 30, 2000, the Company held state and municipal demand deposits of $.8 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

The Company and the Bank are involved in routine legal proceedings occurring in the ordinary course of business. In the opinion of management, final disposition of these lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company or the Bank in the aggregate.

Item 2 - Changes in Securities

Not applicable

Item 3 - Defaults Upon Senior Securities

Not applicable

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

                                 First Financial Corp.


November 6, 2000                 /s/ Patrick J. Shanahan, Jr.
---------------------            ----------------------------
Date                             Patrick J. Shanahan, Jr.
                                 Chairman, President and Chief Executive Officer


November 6, 2000                 /s/ John A. Macomber
---------------------            --------------------
Date                             John A. Macomber
                                 Vice President, Treasurer
                                 and Chief Financial Officer

Exhibit 11 - Computation of per share earnings

                                                 Nine  Months Ended           Three Months Ended
                                                     September 30,               September 30,
                                                ----------------------      ----------------------
                                                   2000        1999            2000       1999
                                                ----------  ----------      ----------  ----------
Weighted  average common shares outstanding      1,214,254   1,233,823       1,213,741   1,231,241

Weighted average equivalent shares                     ---         ---             ---         ---
                                                ----------   ---------      ----------   ---------
Weighted average common and common stock
   equivalent shares outstanding                 1,214,254   1,233,823       1,213,741   1,231,241
                                                ==========   =========      ==========   =========
Net income                                      $1,460,326  $1,339,326      $  532,732  $  443,255
                                                ==========  ==========      ==========  ==========
Earnings per share:
     Basic                                      $     1.20  $     1.09      $     0.44  $     0.36
                                                ==========  ==========      ==========  ==========
     Diluted                                    $     1.20  $     1.09      $     0.44  $     0.36
                                                ==========  ==========      ==========  ==========