Form 10-K
period 2000-12-31
FIRST FINANCIAL CORP /RI/
filed 2001-03-28
CIK 354948

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

                  For the fiscal year ended December 31, 2000

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

  The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of March 12, 2001 was $16,385,504 based on the closing sale price of Common Stock as reported on the Nasdaq National Market on such date. At March 12, 2001, there were 1,328,041 shares of the Company's $1.00 par value Common Stock issued, with 1,213,741 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 9, 2001, are incorporated herein by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

                                                                         Page
                                                                       Reference
                                                                       ---------
                                PART I

 Item 1.  Business..................................................        3

 Item 2.  Properties................................................       13

 Item 3.  Legal Proceedings.........................................       14

 Item 4.  Submission of Matters to a Vote of Security Holders.......       14

                               PART II

 Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters......................................       15

 Item 6.  Selected Consolidated Financial Data......................       16

 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................       17

 Item 7A. Quantitative and Qualitative Disclosure About Market Risk.       33

 Item 8.  Financial Statements and Supplementary Data...............       34

 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure......................       59

                               PART III

 Item 10. Directors and Executive Officers of the Registrant........       59

 Item 11. Executive Compensation....................................       59

 Item 12. Security Ownership of Certain Beneficial Owners and
           Management...............................................       59

 Item 13. Certain Relationships and Related Transactions............       59

                               PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.................................................       59

 Signatures..........................................................      61

                                    PART I

ITEM 1. BUSINESS

General

  First Financial Corp. (Company), which elected to become a financial holding company as of February 7, 2001, was organized under Rhode Island law in 1980 for the purposes of owning all of the outstanding capital stock of First Bank and Trust Company (Bank) and providing greater flexibility in helping the Bank achieve its business objectives. The Bank is a Rhode Island chartered commercial bank that was originally chartered and opened for business on February 14, 1972. The Bank provides a broad range of lending and deposit products primarily to individuals and small businesses ($10 million or less in total revenues). Although the Bank has full commercial banking and trust powers, it has not exercised its trust powers and does not, at the current time, provide asset management or trust administration services. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to applicable limits.

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

  The Bank's strategy of managed growth through varied and often challenging economic cycles has been strategically supplemented by both de novo branch expansion and acquisition. The Bank's first expansion beyond its main office occurred in 1981 with the opening of its Cranston, Rhode Island branch. The Bank was presented with a further growth opportunity in 1991 as a result of the Rhode Island "credit union crisis," when 45 privately-insured banks and credit unions were closed by the then Rhode Island Governor. In 1992, the Bank acquired certain assets and assumed certain liabilities of the Chariho-Exeter Credit Union located in the Wyoming section of Richmond, Rhode Island and opened the facility as its Richmond branch. In June 1997, the Bank opened its fourth retail facility with an in-store branch in the Wal-Mart super store located at Wickford Junction in North Kingstown, Rhode Island. The North Kingstown facility is a full service branch offering the same retail products as the Bank's other branch offices.

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

Market Area

  Although its main office is located in downtown Providence, the Bank's Cranston branch is its largest office with deposits of $67.5 million at December 31, 2000. The Providence, Richmond and North Kingstown branches had approximately $30.9 million, $22.2 million and $8.4 million, respectively, in deposits at December 31, 2000. Through its branch locations, the Bank provides for the lending and deposit needs of its commercial and consumer customers in its market area and by targeting customers who desire the convenience and personal service not otherwise available as a result of recent major banking consolidations.

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

  During the past few years, and especially during 2000, the Bank was more active than ever in working with its commercial borrowers and the SBA in obtaining guarantees under a variety of SBA loan programs. Generally, the Bank will sell the guaranteed portion of such loans with servicing retained. According to the SBA, for its fiscal year ended September 30, 2000, the Bank ranked fourth (4th) in Rhode Island out of 31 lenders in volume by number of loans approved and fifth (5th) in dollar volume of loans guaranteed by the SBA. Overall, the Bank was ranked second (2nd) among community banks and was selected as the recipient of the Bronze Lending Award for 2000. In 1999, the Bank was the recipient of the New Markets Lender of the Year Silver Award for lending to women and minorities.

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

  Loan Underwriting, Review and Risk Assessment. When considering loan applications, the primary factors taken into consideration by the Bank are:
(i) the cash flow and financial condition of the borrower; (ii) the value of any underlying collateral; (iii) the long-term prospects of the borrower, market share and depth of management; and (iv) the character and integrity of the borrower. These factors are evaluated in a number of ways including an analysis of financial statements, credit reviews, trade reviews, and visits to the borrower's place of business. The total indebtedness of the borrower to the Bank determines the maximum limit which a lending officer has the authority to approve with respect to a particular credit. Total indebtedness means the total of all borrowings, including the loan being requested, whether funded or unfunded, to a particular borrower and all related loan accounts. The authority of individual loan officers is limited to the approval of secured loans equal to or less than either $200,000 or $25,000, depending on the individual loan officer, and unsecured loans equal to or less than either $25,000 or $5,000, depending on the individual loan officer. The authority of the chief executive officer is limited to the approval of secured loans equal to or less than $400,000 and unsecured loans equal to or less than $300,000. All loan requests in excess of an individual loan officer's limit must be approved by the Bank's Credit Committee for secured loans equal to or less than $800,000 and for unsecured loans equal to or less than $300,000. Loan requests in excess of the Credit Committee's limit must be presented to the Bank's Board of Directors. Generally, the Bank requires personal guarantees and supporting financial statements from one or more of the principals of any entity borrowing money from the Bank.

  Loan business is generated primarily through referrals and direct-calling efforts. Referrals of loan business come from the Bank's directors, stockholders of the Company, existing customers of the Bank and professionals such as lawyers, accountants, financial intermediaries and brokers.

  At December 31, 2000, the Bank's statutory lending limit to any single borrower approximated $2.4 million, subject to certain exceptions provided under applicable law. The Bank also has a policy of extending loans, on terms and conditions no less favorable than the terms and conditions applicable to any other borrower, to directors and executive officers of the Company and the Bank, limiting the aggregate principal amount of such loans to 100% of capital and otherwise complying with applicable regulatory requirements. At December 31, 2000, the aggregate principal amount of all loans to directors and executive officers and related entities was $1.2 million.

  The following table sets forth the repricing frequency of fixed and variable rate loans included in the Bank's total loan portfolio at December 31, 2000. Loans having no stated schedule of repayments or no stated maturity (due on demand) are reported as due in one year.

                                          Commercial
                                             and       Home
                                          Commercial  Equity
                              Residential    Real    Lines of
                              Real Estate   Estate    Credit  Consumer  Total
                              ----------- ---------- -------- -------- --------
                                               (In Thousands)
   Fixed Rate
   Amounts Due:
     One year or Less........   $ 3,022    $ 5,081    $    2    $362   $  8,467
     After one year through
      five years.............     7,746     49,764       --      471     57,981
     Beyond five years.......     2,610     14,601       --        5     17,216
                                -------    -------    ------    ----   --------
                                 13,378     69,446         2     838     83,664
                                -------    -------    ------    ----   --------
   Variable Rate
   Repricing Frequency:
     Annually or more
      frequently.............       --      17,036     2,947      93     20,076
     Less frequently than
      annually ..............       --         140       --      --         140
                                -------    -------    ------    ----   --------
                                    --      17,176     2,947      93     20,216
                                -------    -------    ------    ----   --------
       Total.................   $13,378    $86,622    $2,949    $931   $103,880
                                =======    =======    ======    ====   ========

  Scheduled contractual principal repayments do not, in many cases, reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. In addition, because many of the Bank's residential and commercial real estate loans are fixed rate loans subject to rate review and/or call option within three to five years, such loans are considered by the Bank to have a stated maturity equal to the rate review period. Prevailing interest rates at the time of scheduled rate reviews may cause the Bank to reset rates on these loans. However, such loans may not actually mature at that time. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. As of December 31, 2000, there were no non-accruing loans in the Bank's portfolio.

  Residential Real Estate Loans. At December 31, 2000, the Bank's outstanding residential first and second mortgage loans and home equity lines of credit of approximately $16.3 million, represented 15.7% of the Bank's total loan portfolio.

  Most fixed rate conforming loans originated by the Bank are referred to correspondents, the majority of which are funded by the correspondents. The Bank does not originate Adjustable Rate Mortgages ("ARMS") for its own portfolio. The Bank does, however, originate fixed rate residential first mortgage loans for its own portfolio with a 15 to 30 year amortization period and a rate review and/or call option at three or five year intervals. Consequently, as the Bank attempts to satisfy the needs of its customers, it maintains an element of interest rate sensitivity embedded in the terms of the loan.

  Commercial Loans and Commercial Real Estate Loans. Subject to federal and state restrictions, the Bank is authorized to make secured or unsecured commercial business loans for general corporate purposes. Commercial loans include working capital loans, equipment financing, standby letters of credit, and secured and unsecured demand, term and time loans.

  The Bank has committed, and plans to continue to commit, substantial resources to the promotion and development of commercial lending (i.e. small business plant purchases, expansion and working capital) secured by real estate, which loans are characterized as "commercial real estate loans." At December 31, 2000, outstanding commercial and commercial real estate loans approximated $86.6 million or 83.4% of total loans outstanding, including total construction and land development loans of approximately $2.1 million.

  Commercial and commercial real estate loans are generally priced at a fixed rate and are generally structured with a three-year or five- year rate review and/or call option. If a loan is priced at a floating rate, it is indexed to the Bank's base lending rate or to the Wall Street Prime Rate.

  At December 31, 2000, 82.6% of all residential, commercial and commercial real estate loans are subject to repricing within five years. At December 31, 2000, the Bank's base lending rate was 11.00% while the Prime Rate was 9.50%.

  Consumer Loans. At December 31, 2000, the Bank's consumer loan portfolio approximated $.9 million or .9% of total loans outstanding. The Bank offers a full range of consumer lending products including new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition including, most significantly, from consumer finance companies and, therefore, the Bank does not view this market as possessing significant growth potential.

Investment Activities

  The investment policy of the Bank is an integral part of the overall asset/liability management of the Bank. The Bank's investment policy is to establish a portfolio of investments permissible for banks, providing the liquidity necessary to facilitate funding of loans and to cover deposit fluctuations while at the same time achieving a satisfactory return on the funds invested. The Bank intends to maximize earnings from its investment portfolio consistent with the safety and liquidity of those investment assets.

  The following table sets forth the amortized cost and fair value of the Bank's investment portfolio at the dates indicated:

                                              December 31,
                          -----------------------------------------------------
                                2000              1999              1998
                          ----------------- ----------------- -----------------
                          Amortized  Fair   Amortized  Fair   Amortized  Fair
                            Cost     Value    Cost     Value    Cost     Value
                          --------- ------- --------- ------- --------- -------
                                             (In thousands)
Held-to-Maturity:
  U.S. Government and
   agency obligations....  $21,836  $21,802  $14,000  $13,769  $10,999  $10,947
  Collateralized mortgage
   obligations...........      653      650    1,691    1,681    2,734    2,727
                           -------  -------  -------  -------  -------  -------
                           $22,489  $22,452  $15,691  $15,450  $13,733  $13,674
                           =======  =======  =======  =======  =======  =======
Available-for-Sale:
  U.S. Government and
   agency obligations....  $17,480  $17,536  $14,801  $14,722  $24,402  $24,475
  Mortgage-backed
   securities............    4,202    4,216    5,198    5,054    7,546    7,662
  Trust preferred stock..    9,433    8,910      --       --       --       --
  Marketable equity
   securities and other..    1,485    1,262    1,169    1,081    1,022      950
                           -------  -------  -------  -------  -------  -------
                           $32,600  $31,924  $21,168  $20,857  $32,970  $33,087
                           =======  =======  =======  =======  =======  =======

  The following table sets forth certain information regarding maturity distribution and weighted average yields of the Bank's investment portfolio at December 31, 2000:

                           Within One Year  One to Five Years  Over Five Years  Total Securities
                          ----------------- ----------------- ----------------- -----------------
                                   Weighted          Weighted          Weighted          Weighted
                          Carrying Average  Carrying Average  Carrying Average  Carrying Average
                           Value    Yield    Value    Yield    Value    Yield    Value    Yield
                          -------- -------- -------- -------- -------- -------- -------- --------
                                                  (Dollars in Thousands)
Held-to-Maturity:
  U.S. Government and
   agency obligations...  $10,500    5.32%  $11,336    6.84%  $   --      -- %  $21,836    6.11%
  Collateralized
   mortgage
   obligations(1).......      538    6.16       115    6.41       --      --        653    6.20
                          -------    ----   -------    ----   -------    ----   -------    ----
                           11,038    5.36    11,451    6.83       --      --     22,489    6.11
                          -------    ----   -------    ----   -------    ----   -------    ----
Available-for-Sale:
  U.S. Government and
   agency obligations...   11,994    5.89     5,542    6.36       --      --     17,536    6.04
  Mortgage-backed
   securities(1)........      611    7.20     2,332    7.42     1,273    6.57     4,216    7.13
  Trust preferred stock.      --      --        --      --      8,910    8.51     8,910    8.51
  Marketable equity
   securities and other.    1,262     --        --      --        --      --      1,262     --
                          -------    ----   -------    ----   -------    ----   -------    ----
                           13,867    5.41     7,874    6.67    10,183    8.27    31,924    6.63
                          -------    ----   -------    ----   -------    ----   -------    ----
   Total................  $24,905    5.39%  $19,325    6.76%  $10,183    8.27%  $54,413    6.42%
                          =======    ====   =======    ====   =======    ====   =======    ====

(1) Fixed rate collateralized mortgage obligations are presented on a scheduled cash flow basis. The mortgage-backed securities are presented using an assumed constant prepayment rate.

Sources of Funds

  Deposits obtained through the Bank's offices and automated teller machines ("ATM") have traditionally been the principal source of the Bank's funds for use in lending, investing and for other general business purposes. At December 31, 2000, the Bank had a total of approximately 3,363 demand deposit, NOW and money market accounts with an average balance of approximately $7,915 each; 3,510 passbook and statement savings accounts with an average balance of approximately $5,020 each; and 4,166 certificates of deposit with an average balance of approximately $20,362 (including 149 certificates of deposit of $100,000 or more totaling $17.4 million).

  The Bank's MasterMoney(TM) Debit Card program as well as the Company's ATM card service supplement office and service hours. The Bank's ATM card can be used in the "PLUS", "CIRRUS" and "NYCE" ATM networks as well as the "MAESTRO" point of sale (POS) network. These networks provide the Bank's cardholder with access to ATM's and POS terminals throughout the United States and in 68 foreign countries. By adding the MasterCard(R) logo to the ATM card, the Bank has enhanced it's card program by offering availability for customers at over 15 million acceptance locations in over 220 countries. Over 3 million of the locations are in the United States.

  The following table sets forth the average balances and average rates paid on the Bank's deposits for the periods indicated:

                                          Years Ended December 31,
                             --------------------------------------------------
                                   2000             1999             1998
                             ---------------- ---------------- ----------------
                             Average  Average Average  Average Average  Average
                             Balance   Rate   Balance   Rate   Balance   Rate
                             -------- ------- -------- ------- -------- -------
                                               (In Thousands)
Noninterest-bearing
 deposits................... $ 19,177         $ 17,209         $ 14,067
Interest bearing deposits:
  NOW and savings accounts..   20,704  2.08%    21,616  2.04%    20,474  2.51%
  Money market accounts ....    2,015  2.09      1,835  2.07      1,281  2.42
  Certificates of deposit
   under $100,000...........   67,391  5.72     53,039  4.92     54,300  5.34
  Certificates of deposit
   over $100,000............   15,647  6.63     12,079  5.34     10,909  5.94
                             --------         --------         --------
    Total................... $124,934         $105,778         $101,031
                             ========         ========         ========

  Time certificates of deposit in denominations of $100,000 or more, at December 31, 2000, had the following schedule of maturities:

   Time Remaining to Maturity                                         Amount
   --------------------------                                     --------------
                                                                  (In Thousands)
   Less than 3 months............................................    $ 3,491
   3 to 6 months.................................................      7,273
   6 to 12 months................................................      5,043
   More than 12 months...........................................      1,628
                                                                     -------
     Total.......................................................    $17,435
                                                                     =======

  For the past several years the Bank has been active in the Securities Sold Under Agreements to Repurchase (REPO) market as a means of using wholesale funds for capital leverage and interest arbitrage purposes. The Bank also uses advances from the Federal Home Loan Bank of Boston to match the funding for selected loans as well as refinance maturing REPO's at more favorable terms.

  For information regarding these borrowing arrangements refer to "Notes to Consolidated Financial Statements."

Community Reinvestment Act

  The Bank is committed to serving the banking needs of the communities in which its branches are located and surrounding areas, including low and moderate income areas consistent with its obligations under the federal Community Reinvestment Act (CRA). There are several ways in which the Bank attempts to fulfill this commitment, including working with economic development agencies, undertaking special projects, and becoming involved with neighborhood outreach programs. The Bank has undertaken as part of its mission to contribute to the economic and social development of the communities in which it operates. The Bank believes that its obligation is to deliver competitive services that are responsive to the needs of its employees, customers, shareholders, and local communities. At its last CRA-compliance examination, the Bank was given a "satisfactory" ranking which is the second highest rating of the four assigned by the FDIC.

  In addition to memberships and directorships in a number of civic, charitable and not-for-profit organizations, the Bank meets with specific community-based groups which has provided insight into the credit and housing needs of the local community. The Bank's community outreach efforts rely on the calling activities of the Bank's loan officers and branch managers. These individuals contact the area's under- served small businesses to promote the Bank's services and to gain a better understanding of their business needs. To a lesser extent, loan officers have contacted local realtors to ascertain community credit needs and to inform the realtors of the Bank's residential mortgage and referral program. Loan officers and branch managers are also members of, and routinely contact the Providence and surrounding area's respective Chambers of Commerce.

  The Bank has identified two primary needs within its communities: small business loans with reduced documentation requirements and unconventional mortgage products with flexible underwriting guidelines. To address the small business lending demand, the Bank participates, as a "preferred lender", in the SBA loan programs; specifically, the 7A and 504 programs, as well as the SBA's Low Doc and SBAExpress programs. As previously mentioned, the Bank was selected as the SBA's 2000 Bronze Lending Award recipient and the 1999 recipient of the New Markets Lender of the Year Silver Award for lending to women and minorities.

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

Employees

  As of December 31, 2000, the Company had 46 full-time and 5 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company maintains a benefit program which includes health insurance, life insurance, a defined benefit pension plan and a matching savings incentive plan. The Company believes that its relations with its employees are good.

Regulation and Supervision

  Banks and bank holding companies are subject to extensive government regulation through federal and state statutes and regulations which are subject to changes that may have significant impact on the way in which such entities may conduct business. The likelihood and potential effects of any such changes cannot be predicted. Legislation enacted in recent years has substantially increased the level of competition among commercial banks, thrift institutions and nonbanking institutions, including insurance companies, brokerage firms, mutual funds, investment banks and major retailers. The supervision, regulation and examination to which the Company and the Bank are subject are intended primarily for the protection of depositors and the deposit insurance funds that insure the deposits of banks, rather than for the protection of shareholders. Several of the more significant regulatory provisions applicable to banks and financial holding companies to which the Company and the Bank are subject are discussed below. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory provisions.

 The Company

  Financial Holding Company. The Company elected to become a financial holding company effective on February 7, 2001, and continues to be subject to regulation under the Bank Holding Company Act of 1956, as amended (The "BHCA") and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board").

  Financial and Bank Holding Company Activities. As a holding company that has also elected to become a financial holding company, the Company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." Activities that are "financial in nature" include securities underwriting, dealing and market-making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve Board has determined to be closely related to banking. No Federal Reserve Board approval is required for the Company to acquire a company, other than a bank holding company, bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. Prior Federal Reserve Board approval is required before the Company may acquire the beneficial ownership or control of more than 5% of the voting shares, or substantially all of the assets, of a bank holding company, bank or savings association. If the Bank ceases to be "well capitalized" or "well managed" under applicable regulatory standards, the Federal Reserve Board may, among other actions, require that the Company conform its activities to those permissible for a bank holding company that is not also a financial holding company. If the Bank receives a rating under the Community Reinvestment Act of 1977 of less than satisfactory, the Company will be prohibited from engaging in new activities or acquiring companies other than bank holding companies, banks or savings associations.

  The Gramm-Leach-Bliley Act which established "financial holding companies", also establishes a system of functional regulation, under which the federal banking agencies will regulate the banking activities of financial holding companies and banks' financial subsidiaries, the U.S. Securities and Exchange Commission will regulate their securities activities and state insurance regulators will regulate their insurance activities. Gramm-Leach also provides new protections against the transfer and use by financial institutions of consumers' nonpublic, personal information.

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

  Examinations and Supervision. The FDIC and the Banking Division regularly examine the operations of the Bank, including (but not limited to) their capital adequacy, reserves, loans, investments, earnings, liquidity, compliance with laws and regulations, record of performance under the Community Reinvestment Act and management practices. In addition, the Bank is required to furnish quarterly and annual reports of income and condition to the FDIC and periodic reports to the Banking Division. The enforcement authority of the FDIC includes the power to impose civil money penalties, terminate insurance coverage, remove officers and directors and issue cease-and-desist orders to prevent unsafe or unsound practices or violations of law or regulations. In addition, under recent federal banking legislation, the FDIC has authority to impose additional restrictions and requirements with respect to banks that do not satisfy applicable regulatory capital requirements.

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

  Prompt Corrective Action. Under Section 38 of the Federal Deposit Insurance Act (FDIA), as added by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier Risk-Based Capital Ratio of 6.0% or more, has a Tier I Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more and a Tier I Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk- Based Capital Ratio that is less than 4.0% or a Tier I Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk-Based Capital Ratio that is less than 3.0% or a Tier I Leverage Capital Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

  As of December 31, 2000, the Bank was classified as "well capitalized" under these provisions.

 Interstate Banking Legislation

  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the "Interstate Banking Act") generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching; permits a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and permits banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed. In 1996, Rhode Island adopted legislation pursuant to which Rhode Island "opted in" to interstate banking. The Rhode Island act allows Rhode Island banks to establish and maintain branches through a merger or consolidation with or by the purchase of the whole or any part of the assets or stock of any out-of-state bank or through de novo branch establishment in any state other than Rhode Island.

Recent Developments

  On January 8, 2001, the Company's Board of Directors declared a regular quarterly dividend of $.15 per share to shareholders of record on February 1, 2001. This quarterly dividend represented a 25% increase over the $.12 per share dividend declared in the fourth quarter of 2000.

  On January 22, 2001, the Company filed an election with the Federal Reserve Bank of Boston to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999. On February 7, 2001, the Company's election became effective. See "Regulation and Supervision."

ITEM 2. PROPERTIES

  The Bank delivers its products and services through its four branch network system. The Bank owns its main office building which is located at 180 Washington Street, Providence, Rhode Island. This location consists of a two-story masonry and steel frame building containing (with basement storage) approximately 6,800 square feet of space. The ground floor of this building is used for retail banking as the Bank's Providence branch. Attached to this building is a two lane drive-up facility, the only drive-up facility located in downtown Providence. The building also houses a built-in ATM. The second floor of this location is used predominately for executive, administrative, and support staff office space. This building is located on two lots which are owned by the Bank and which have a total area of approximately 10,000 square feet. This land space is also used for customer parking and access and egress through the drive-up facility. The Bank also owns an adjacent lot of approximately 3,300 square feet which is used solely as employee parking.

  In 1981, the Bank opened a branch office building at the corner of Park and Reservoir Avenues, Cranston, Rhode Island. This one-story masonry and steel frame building (including the lower level) has approximately 7,400 square feet space. The ground floor of this location contains the Cranston branch, the Bank's largest branch as measured by deposits. The building also has a three lane drive-up facility and a drive- up ATM. The basement of this building is used predominately by the Operations Department along with several administrative offices. The building is situated on approximately 21,000 square feet of leased land. The lease has an original noncancellable term of 15 years with four successive renewal options, each for an additional five years ending in the year 2009. The Bank is presently in the third of the four renewal options which expires in the year 2004. Upon the expiration of the lease in the year 2009, the Bank will have the right to renew the lease upon the same terms and conditions, except for the term and annual rent to be paid thereunder which are to be determined by mutual agreement or, if not so determined, by arbitration. In late 1994, the Bank acquired an adjacent parcel of land, which approximates 4,700 square feet, for use as expanded customer parking and access to the facility from Reservoir Avenue. The Bank also owns land across the street from this building. This land, with total area of approximately 3,300 square feet, is used solely for employee parking.

  In 1992, the Bank purchased a former credit union's land and building and reopened the facility as the Bank's Richmond branch at 1168 Main Street, Richmond, Rhode Island. The facility is located in the Wyoming section in the Town of Richmond. The two story wood frame building has nearly 6,500 square feet space (exclusive of unfinished basement area) on a land area of approximately 40,400 square feet. The branch location has a built-in ATM and a two lane drive-up facility.

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

  The Company belives that its facilities are adequate for its operations at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of fiscal 2000, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Listing

  On May 14, 1996, the Company's common stock began trading on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: FTFN.

  High and low sales prices and dividends declared during 2000 and 1999 are as follows:

   Quarterly                                                           Dividends
   Sales Prices                                           High   Low   Declareds
   ------------                                          ------ ------ ---------
   2000
   1st Quarter.......................................... $13.00 $ 9.75   $.12
   2nd Quarter..........................................  11.25   9.75    .12
   3rd Quarter..........................................  11.88  10.44    .12
   4th Quarter..........................................  11.75  11.00    .12

   1999
   1st Quarter..........................................  13.63  12.25    .09
   2nd Quarter..........................................  12.88  11.50    .09
   3rd Quarter..........................................  14.50  12.25    .09
   4th Quarter..........................................  13.50  12.38    .09

  As of March 12, 2001, there were approximately 158 holders of record of the Company's common stock and approximately 347 shareholders of beneficial ownership who hold their stock in nominee or "street" name through various brokerage firms.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                         Years Ended December 31,
                          ----------------------------------------------------------
                             2000        1999        1998        1997        1996
                          ----------  ----------  ----------  ----------  ----------
                              (Dollars in Thousands, Except Per Share Data)
FINANCIAL CONDITION
 DATA:
Total assets............  $  168,372  $  144,782  $  141,919  $  127,310  $  121,413
Investments, securities
 purchased under
 agreements to resell,
 federal funds sold and
 interest bearing
 deposits...............      56,161      40,351      49,544      42,944      44,568
Total loans, net of
 unearned discount......     103,880      94,939      86,296      77,680      72,536
Allowance for loan
 losses.................       1,752       1,556       1,287       1,597       1,942
Total deposits..........     129,046     104,589     104,372      99,290      93,876
Securities sold under
 agreements to
 repurchase.............       9,575       9,411      12,256      10,105      10,778
Federal Home Loan Bank
 advances ..............      10,869      13,610       6,204         --          --
Senior debenture........         --          --        2,971       2,947       2,894
Total stockholders'
 equity.................      16,491      15,482      14,813      13,713      12,570
STATEMENT OF INCOME
 DATA:
Interest income.........      13,394      11,180      10,564       9,969       8,867
Interest expense .......       6,585       4,934       5,218       4,803       4,214
                          ----------  ----------  ----------  ----------  ----------
Net interest income ....       6,809       6,246       5,346       5,166       4,653
Provision for loan
 losses.................         175         275         250         250         455
                          ----------  ----------  ----------  ----------  ----------
Net interest income
 after provision for
 loan losses............       6,634       5,971       5,096       4,916       4,198
Noninterest income......       1,003         826         616         465         536
Noninterest expense.....       4,578       3,917       3,468       3,341       3,177
Income taxes............       1,088       1,061         794         728         513
                          ----------  ----------  ----------  ----------  ----------
Net income..............  $    1,971  $    1,819  $    1,450  $    1,312  $    1,044
                          ==========  ==========  ==========  ==========  ==========


PER SHARE DATA:
Net income:
Basic...................  $     1.62  $     1.47  $     1.15  $     1.04  $     0.99
Diluted.................        1.62        1.47        1.15        1.04        0.98
Book value..............       13.59       12.63       11.75       10.87        9.89
Cash dividends declared.        0.48        0.36        0.24        0.20        0.12
Dividend payout ratio...       29.56%      24.45%      20.88%      19.23%      12.83%
Weighted average common
 shares outstanding.....   1,214,125   1,233,104   1,261,241   1,261,241   1,049,609
Weighted average common
 and common stock
 equivalent shares
 outstanding............   1,214,125   1,233,104   1,261,241   1,261,241   1,059,963

OPERATING RATIO DATA:
Return on average total
 assets.................        1.20%       1.26%       1.07%       1.07%       0.96%
Return on average
 stockholders' equity...       12.54       12.04       10.20       10.00       10.02
Net interest margin.....        4.30        4.49        4.12        4.38        4.46
Loans to deposits ratio.       80.50       90.77       82.68       78.24       77.27
Leverage capital ratio..       10.10       10.71       10.56       10.77       10.32
ASSET QUALITY RATIOS:
Nonperforming assets to
 total assets...........          NM        0.12%       0.36%       0.63%       0.91%
Nonperforming loans to
 total loans............          NM        0.19          NM        0.02        0.58
Net loan (recoveries)
 charge-offs to average
 loans(1)...............       (0.02)       0.01        0.22        0.34        0.19
Allowance for loan
 losses to total
 loans(1)...............        1.69        1.64        1.53        1.64        1.78
Allowance for loan
 losses to nonperforming
 loans(1)...............          NM      861.94          NM    7,333.39      280.35

--------
(1) Ratios are exclusive of acquired loans, acquired allowance for loan losses, and activity in the acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union.

  NM- Meaningful

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

  The Company reported net income for 2000 of $1,970,719, as compared to $1,818,648 for 1999, or an increase of 8.4%. Diluted earnings per share amounted to $1.62 per share for 2000, based on 1,214,125 weighted average shares outstanding, as compared to $1.47 per share for 1999, based on 1,233,104 weighted average shares outstanding. During 1999, the Company recorded two one-time transactions. The first nonrecurring transaction was the sale of OREO at a gain of $222,452. The second nonrecurring transaction was a $129,362 write-off of a long-lived asset in recognition of its impaired value. The after-tax impact of these two transactions was to increase net income by $61,439, or $.05 per diluted share. Excluding these two nonrecurring transactions, net income would have increased 12.2% in 2000. In 2000, the Company's return on average equity (ROE) improved to 12.54% from 12.04% in 1999. The Company's return on average assets (ROA) was 1.20% in 2000 and 1.26% in 1999. The improvement in net income was primarily the result of an increase in net interest income, noninterest income and a decrease in the provision for loan losses, offset somewhat by an increase in noninterest expense and provision for income taxes. In general, the Company's record performance in 2000 was attributable to (i) balance sheet growth, especially within the loan portfolio, (ii) an increase in the recognition of gains on SBA loan sales, and
(iii) continued strength in asset quality.

Results of Operations

 Net Interest Income

  In 2000, total interest income amounted to $13.4 million compared to $11.2 million in 1999, or an increase of $2.2 million or 19.8%. This increase was attributable to a $19.4 million, or 14.0% increase in average interest-earning assets to $158.5 million in 2000 from $139.0 million in 1999. The increase in interest income was also aided by a rising interest rate environment which contributed to the rise in earning asset yield to 8.45% in 2000 from 8.04% in 1999. Of the $19.4 million increase in average interest-earning assets, $7.9 million went to the loan portfolio which grew on average to $99.9 million in 2000 from $92.0 million in 1999. The remaining $11.5 million was placed in the Company's investment portfolio. During 2000, average loans represented 63.0% of total average earning assets compared to 66.1% during 1999. The growth in earning assets and the rising rate environment accounted for the overall increase in interest income. In terms of volume/rate, earning asset growth (volume) contributed $1,463,000 to the increase in interest income, while the rising rate environment added another $751,000.

  The funding for the $19.4 million increase in average earning assets came primarily from a $17.9 million increase in retail time deposits. In February 2000, the Company began its promotion of a 14-month certificate of deposit. This promotion resulted in the opening of over 1,000 certificates, raised $23 million in new deposits and resulted in the shifting of $3 million from other deposit products. The promoted rate of 7.00% APY along with a rising rate environment drove up the rate on time deposits to 5.89% from 5.00% in 1999. Total interest expense increased $1.7 million, or 25.8% to $6.6 million in 2000 from $4.9 million in 1999. Total average interest-bearing liabilities increased $17.1 million or 15.4% to $127.8 million in 2000 from $110.7 million in 1999. The increase in average interest-bearing liabilities contributed $1,040,000 to the increase in total interest expense. The 14-month certificate of deposit promotion coupled with a rising rate environment increased the Company's cost of funds to 5.15% in 2000 from 4.46% in 1999, and contributed $611,000 to the increase in interest expense.

  Overall, net interest income increased $563,000 to $6.8 million from $6.2 million. Of this increase, $423,000 was attributable to balance sheet growth (volume), while $140,000 was attributable to changes in interest rates. The ability to maintain relatively neutral balance sheet exposure to changes in interest rates resulted in a modest impact to the Company's net interest income. For 2000, the Company's net interest spread declined 28 basis points to 3.30% from 3.58% in 1999. However, net interest margin only declined 19 basis points or 4.2% to 4.30% from 4.49% in 1999. During 2000, the Company increased the excess of average interest-earning assets over interest-bearing liabilities by $2.4 million to $30.7 million from $28.3 million during 1999. This improvement helped lower the net interest margin erosion of 19 basis points versus the net interest spread erosion of 28 basis points.

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

                      AVERAGE BALANCES AND INTEREST RATES
                            (Dollars in Thousands)

                                                    Years Ended December 31,
                          --------------------------------------------------------------------------------
                                    2000                       1999                       1998
                          -------------------------- -------------------------- --------------------------
                                    Interest Average           Interest Average           Interest Average
                          Average   Income/  Yield/  Average   Income/  Yield/  Average   Income/  Yield/
                          Balance   Expense   Rate   Balance   Expense   Rate   Balance   Expense   Rate
                          --------  -------- ------- --------  -------- ------- --------  -------- -------
INTEREST-EARNING ASSETS:
Loans...................  $ 99,862  $ 9,694   9.71%  $ 91,965   $8,688   9.45%  $ 80,461  $ 7,797   9.69%
Investment securities
 taxable--AFS...........    30,405    2,050   6.74     28,000    1,509   5.39     32,357    1,823   5.63
Investment securities
 taxable--HTM...........    21,421    1,289   6.02     14,462      789   5.46     11,748      683   5.81
Securities purchased
 under agreements to
 resell.................     5,960      306   5.13      4,048      162   4.00      4,530      221   4.88
Federal Home Loan Bank
 stock and other........       819       55   6.72        556       32   5.76        719       40   5.56
                          --------  -------   ----   --------   ------   ----   --------  -------   ----
TOTAL INTEREST-EARNING
 ASSETS.................   158,467   13,394   8.45    139,031   11,180   8.04    129,815   10,564   8.14
                                    -------   ----              ------   ----             -------   ----
NONINTEREST-EARNING
 ASSETS:
Cash and due from banks.     2,765                      2,702                      2,379
Premises and equipment..     2,075                      2,276                      2,430
Other real estate owned.       103                        231                        605
Allowance for loan
 losses.................    (1,696)                    (1,367)                    (1,412)
Other assets............     2,280                      1,390                      1,396
                          --------                   --------                   --------
TOTAL NONINTEREST-
 EARNING ASSETS.........     5,527                      5,232                      5,398
                          --------                   --------                   --------
TOTAL ASSETS............  $163,994                   $144,263                   $135,213
                          ========                   ========                   ========
INTEREST-BEARING
 LIABILITIES:
Deposits:
 Interest-bearing demand
  and NOW
  deposits..............  $  3,204       47   1.47   $  3,347       49   1.46   $  3,479       67   1.93
 Savings deposits.......    17,500      383   2.19     18,269      392   2.15     16,995      446   2.62
 Money market deposits .     2,015       42   2.09      1,835       38   2.07      1,281       31   2.42
 Time deposits .........    83,038    4,891   5.89     65,118    3,253   5.00     65,209    3,548   5.44
Securities sold under
 agreements to
 repurchase.............     9,205      459   4.99     11,311      553   4.89     13,059      712   5.45
Federal Home Loan Bank
 advances...............    12,790      763   5.97      9,605      564   5.87      2,667      161   6.04
Senior debenture........       --       --     --       1,204       85   7.06      2,998      253   8.44
                          --------  -------   ----   --------   ------   ----   --------  -------   ----
TOTAL INTEREST-BEARING
 LIABILITIES............   127,752    6,585   5.15    110,689    4,934   4.46    105,688    5,218   4.94
                                    -------   ----              ------   ----             -------   ----
NONINTEREST-BEARING
 LIABILITIES:
Noninterest-bearing
 deposits...............    19,177                     17,209                     14,067
Other liabilities.......     1,355                      1,262                      1,237
                          --------                   --------                   --------
TOTAL NONINTEREST-
 BEARING LIABILITIES....    20,532                     18,471                     15,304
STOCKHOLDERS' EQUITY....    15,710                     15,103                     14,221
                          --------                   --------                   --------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY...  $163,994                   $144,263                   $135,213
                          ========                   ========                   ========
NET INTEREST INCOME.....            $ 6,809                     $6,246                    $ 5,346
                                    =======                     ======                    =======
NET INTEREST SPREAD.....                      3.30%                      3.58%                      3.20%
                                              ====                       ====                       ====
NET INTEREST MARGIN.....                      4.30%                      4.49%                      4.12%
                                              ====                       ====                       ====

  The following table describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest- bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to: (i) changes in volume (changes in volume multiplied by prior rate); and (ii) changes in rate (changes in rate multiplied by prior volume). Changes in rate/volume have been allocated to volume variances throughout this table. Loans are net of unearned discount. Non-accrual loans are included in the average balances used in calculating this table.

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                                              Year Ended
                                                          December 31, 1999
                          Year Ended December 31, 2000      Compared with        Year Ended December 31, 1998
                                 Compared with            December 31, 1998             Compared with
                           December 31, 1999 Increase    Increase (Decrease)      December 31, 1997 Increase
                               (Decrease) Due To                Due To                (Decrease) Due To
                          -----------------------------  ----------------------  -------------------------------
                           Volume      Rate     Total    Volume   Rate   Total    Volume      Rate       Total
                          ---------  -------- ---------  ------  ------  ------  ---------  ----------  --------
                                                      (Dollars in Thousands)
INTEREST-EARNING ASSETS:
  Loans.................  $     766  $    240 $   1,006  $1,084  $ (193) $  891   $    457  $      (61) $    396
  Investment securities
   taxable--AFS.........        162       379       541    (236)    (78)   (314)       325        (197)      128
  Investment securities
   taxable--HTM.........        419        81       500     147     (41)    106          3           8        11
  Securities purchased
   under agreements to
   resell, and other....        116        51       167    ( 28)    (39)    (67)        66          (6)       60
                          ---------  -------- ---------  ------  ------  ------   --------  ----------  --------
TOTAL INTEREST-EARNING
 ASSETS.................  $   1,463  $    751 $   2,214  $  967  $ (351) $  616   $    851      $ (256) $    595
                          =========  ======== =========  ======  ======  ======   ========  ==========  ========
INTEREST-BEARING
 LIABILITIES:
  Interest-bearing
   demand and NOW
   deposits.............  $      (2) $    --  $      (2) $   (2) $  (16) $  (18)  $      4  $       (1) $      3
  Savings deposits......        (17)        8        (9)     26    ( 80)    (54)       (19)        --        (19)
  Money market deposits.          3         1         4      11      (4)      7         (5)        --         (5)
  Time deposits.........      1,056       582     1,638      (8)   (287)   (295)       275         (48)      227
  Securities sold under
   agreements to
   repurchase...........       (105)       11       (94)    (86)    (73)   (159)       135         (70)       65
  Federal Home Loan Bank
   advances ............        190         9       199     408      (5)    403        161         --        161
  Senior debenture......        (85)      --        (85)   (127)    (41)   (168)         4         (21)      (17)
                          ---------  -------- ---------  ------  ------  ------   --------  ----------  --------
TOTAL INTEREST-BEARING
 LIABILITIES............  $   1,040  $    611 $   1,651  $  222  $ (506) $ (284)  $    555      $ (140) $    415
                          =========  ======== =========  ======  ======  ======   ========  ==========  ========
NET CHANGE IN NET
 INTEREST INCOME........  $     423  $    140 $     563  $  745  $  155  $  900   $    296      $ (116) $    180
                          =========  ======== =========  ======  ======  ======   ========  ==========  ========

 Provision for Loan Losses

  The provision for loan losses was $175,000 in 2000 and $275,000 in 1999. The following table identifies the significant elements of asset quality embedded within the Company's loan portfolio as of and for the years ended December 31, 2000 and 1999. Refer to "Financial Condition" within this section for a discussion of the methodology used in addressing asset quality and the adequacy of the allowance for loan losses.

                                                                  2000    1999
                                                                 ------  ------
                                                                      (In
                                                                  Thousands)
   Recorded investment in impaired loans ....................... $1,410  $1,630
   Impaired loans requiring a valuation allowance ..............    441     613
   Valuation allowance .........................................    124     148
   Net (recoveries) charge-offs ................................    (21)      6
   Nonperforming loans .........................................    -0-     181
   Loans 30-89 days delinquent .................................    460     154
   Allowance for loan losses to total loans ....................   1.69%   1.64%

 Noninterest Income

  The following table identifies the major sources of noninterest income.

                                                      Years Ended December 31,
                                                      --------------------------
                                                        2000     1999    1998
                                                      --------- ----------------
                                                       (Dollars in Thousands)
   Service charges and fees on deposit accounts ..... $     284 $   268 $   279
   Safe deposit box rental ..........................        27      25      25
   Other service fees ...............................        30      26      35
   Gain on sale of loans ............................       383     340     166
   Loan servicing fees ..............................        95      73      41
   Residential mortgage program fees ................        77      10     --
   ATM surcharge fees ...............................        69      55      50
   Other ............................................        38      29      20
                                                      --------- ------- -------
                                                      $   1,003 $   826 $   616
                                                      ========= ======= =======

  Noninterest income increased $176,859 or 21.4% to $1,002,934 in 2000 from $826,075 in 1999. The single largest contributor to this increase was fees from the residential mortgage program which increased $67,553 to $77,292 in 2000 from $9,739 in 1999. This fee based program, which the Company became involved in during 1999, provides for the Company to act as an originator of conforming residential mortgages on behalf of other institutions. The other major contributor to the increase in noninterest income was a $43,338 increase in gains on SBA loan sales to $383,399 in 2000 compared to $340,061 in 1999. During 2000, the Company sold $7.1 million of the guaranteed portion of SBA loans compared to $5.5 million during 1999. As a result of this SBA activity, at December 31, 2000 the Company was servicing nearly $15.5 million in sold loans compared to $10.9 million at December 31, 1999. This increase in loan servicing accounted for the increase in servicing fee income of $22,035 to $95,453 in 2000.

 Noninterest Expense

  The following table identifies the major components of noninterest expense for the respective periods presented:

                                                          Years Ended December
                                                                  31,
                                                          ----------------------
                                                           2000    1999    1998
                                                          ------  ------  ------
                                                              (Dollars in
                                                               Thousands)
   Salaries and employee benefits.......................  $2,644  $2,133  $1,896
   Occupancy expense ...................................     460     551     393
   Equipment expense....................................     251     290     270
   OREO (gains) losses, write-downs, and carrying costs,
    net.................................................     (14)   (209)     42
   Other operating expenses:
     FDIC insurance premium.............................      23      12      12
     Computer service fees..............................     252     252     199
     Legal and professional fees........................     154     214     136
     Directors' fees....................................     128     116      70
     Postage............................................      65      47      47
     Advertising........................................     182     146      75
     Office supplies, forms, stationery, printing, etc..     115      87      76
     Miscellaneous......................................     318     278     252
                                                          ------  ------  ------
                                                          $4,578  $3,917  $3,468
                                                          ======  ======  ======

  Total overhead spending for the Company increased 16.9% to $4,578,052 in 2000 from $3,916,893 in 1999. During 2000 the Company's efficiency ratio was 58.60%, compared to 55.39% in 1999. Essentially, it cost the Company $.5860 to generate $1.00 of revenue in 2000.

  Salaries and wages increased $182,235 or 10.8% to $1,865,192. The primary reason for the increase was due to salary increases, additional staff and increased incentive accruals based on earnings. Benefit costs increased $328,930 or 73.1% during 2000 to $779,165 from $450,235 in 1999. Higher salaries and wages led to an $18,365 increase in related payroll taxes. Also, a 15% increase in premiums led to a $17,304 increase in health insurance costs. However, the single major reason for the increase in benefit costs was the $293,150 increase in pension costs to $423,145 in 2000 compared to $129,995 in 1999. During 1999, the Company's pension plan was fully funded and, consequently, no contribution was required. During 2000, the pension fund's investment performance declined and the Company was required to contribute and expense $131,900. Also, during 2000 the Company amended its Supplemental Executive Retirement Plan to provide for a minimum benefit of 80% of the participant's three highest years' base salary. This amendment increased the net periodic benefit cost by $146,000.

  Occupancy expense decreased $91,637 or 16.6% to $459,797 in 2000 compared to $551,434 in 1999. This decrease was primarily related to the 1999 write-off of a long-lived asset of $129,362 in recognition of its impaired value.

  Equipment expense decreased $38,941 or 13.4% to $251,147 in 2000 from $290,088 in 1999. A number of capital assets reached a fully depreciated status during 2000, thereby resulting in a reduction in depreciation expense of $30,646.

  OREO costs increased $195,471 to a net gain of $13,506 in 2000 compared to a net gain of $208,977 in 1999. During 1999, the Company sold vacant lots at a gain of $222,452. This single nonrecurring transaction was the major reason for the increase in net costs. Overall, foreclosure activity during 2000 was relatively insignificant. The OREO portfolio averaged $103,000 in 2000 compared to $231,000 during 1999. The Company only had four foreclosures during 2000 at a total carrying value of approximately $430,000. At December 31, 2000 and 1999, the Company had no foreclosed property on its books.

  Other operating expenses increased $73,757 or 8.3% to $960,936 in 2000 from $887,179 in 1999. There were many expense categories which added or subtracted from this net increase. However, most of the net increase was confined to a handful of accounts. First, legal and professional fees decreased $59,829 to $153,791 in 2000 from $213,620 in 1999. This decrease was solely the result of providing $59,000 in 1999 for uninsured costs related to an ongoing legal matter. Second, postage, office supplies, forms, stationery, printing, etc. increased approximately $40,000. This increase related to the costs associated with the delivery of new products and updating of marketing materials and direct mail events to promote these new products. Finally, advertising costs increased $36,010 to $181,797 in 2000 from $145,787 in 1999. The promotion of the residential mortgage program and the new deposit products contributed to this increase.

 Income Taxes

  Income tax expense amounted to $1,088,613 in 2000, or an effective tax rate of 35.6%. The effective rate in 1999 was 36.8%. The Company's combined federal and state (net of federal benefit) statutory income tax rate was 39.94% in 2000 and 1999. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion of, from state taxable income, interest income on U.S. Treasury obligations and certain government agency debt securities in 2000 and 1999. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.

Financial Condition

 Total Assets

  The Company's total assets increased $23.6 million, or 16.3%, to $168.4 million at December 31, 2000, from $144.8 million at December 31, 1999. The increase in total assets primarily occurred within the Company's loan portfolio which increased $9.0 million, and in the Company's investment securities portfolio, which increased $17.9 million, offset by a $4.4 million decrease in cash and cash equivalents. While wholesale funding sources decreased $2.6 million, retail deposits increased $24.4 million and stockholders' equity increased $1.0 million.

 Investment Securities

  The Company's total investment securities portfolio increased $17.9 million to $54.4 million at December 31, 2000, from $36.5 million at December 31, 1999.

  At December 31, 2000, securities which were classified as held-to-maturity were carried at an amortized cost of $22,488,801, with a fair value of $22,451,901. Securities classified as available-for-sale were carried at a fair value of $31,923,655, with an amortized cost of $32,600,219. At December 31, 2000, government agency debt securities and collateralized mortgage obligations were classified as held-to- maturity which is consistent with the Company's intent and ability. The available-for-sale segment of investment securities was comprised of U.S. Treasury securities, government agency debt securities, mortgage-backed securities, trust preferred stock, and marketable equity securities.

  The securities in which the Company may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Company has an internal investment policy which restricts investments to: (i) United States treasury securities; (ii) obligations of United States government agencies and corporations; (iii) collateralized mortgage obligations, including securities issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA), and the Federal Home Loan Mortgage Corporation (FHLMC); (iv) securities of states and political subdivisions; (v) corporate debt, all of which must be considered investment grade by a recognized rating service; and (vi) corporate stock. In addition to achieving a rate of return which is consistent with the overall risk profile of the investment portfolio, the Company views the principal purpose of its investment securities portfolio as a ready source of liquidity and as a management tool against interest rate risk embedded within the Company's balance sheet. Generally, the Company invests in fixed rate government and agency obligations with a maturity not to exceed three years. Single index floating rate or step-up securities generally have final maturities which do not exceed five years at time of purchase. During 2000 the Company did, however, purchase $10 million par value in investment grade trust preferred stock from five issuers. These fixed rate securities have maturities extending to 2027 with call provisions commencing in 2007. At December 31, 2000, the Company's investment securities had net unrealized losses of $713,464 as compared to net unrealized losses of $550,994 at December 31, 1999.

 Loans

  Total loans, net of unearned discount, amounted to $103.9 million at December 31, 2000, up $9.0 million, or 9.4%, from $94.9 million at the end of 1999. The increase in total loans was predominately in the commercial real estate portfolio, which grew $7.7 million. At December 31, 2000, total loans represented 61.7% of total assets and 80.5% of total deposits compared to 65.6% and 90.8%, respectively, at the end of 1999.

                                               At December 31,
                               ------------------------------------------------
                                     2000            1999            1998
                               ---------------- --------------- ---------------
                                Amount  Percent Amount  Percent Amount  Percent
                               -------- ------- ------- ------- ------- -------
                                            (Dollars in Thousands)
   Commercial................. $ 13,099   12.6% $12,249   12.9% $14,763   17.1%
   Commercial real estate.....   73,523   70.8   65,812   69.3   50,646   58.7
   Residential real estate....   13,378   12.9   13,084   13.8   16,417   19.0
   Home equity lines of
    credit....................    2,949    2.8    3,051    3.2    3,489    4.0
   Consumer...................      939    0.9      766    0.8    1,047    1.2
                               --------  -----  -------  -----  -------  -----
                                103,888          94,962          86,362
   Unearned discount..........        8              23              66
                               --------         -------         -------
                                103,880  100.0%  94,939  100.0%  86,296  100.0%
                                         =====           =====           =====
   Allowance for loan losses..    1,752           1,556           1,287
                               --------         -------         -------
   Net loans.................. $102,128         $93,383         $85,009
                               ========         =======         =======

  For the past several years, including 2000, the Company encountered solid loan demand from small businesses. The Company believes a primary reason for this demand was the desire of small business borrowers to obtain banking relationships with banks which are responsive to their needs, and the success of the Company in meeting those needs. The increase in commercial and commercial real estate loans reflected the Company's emphasis on: (i) small business lending; (ii) obtaining loan guarantees from the SBA; and (iii) cash-flow analysis and an overall assessment of the borrower's financial strength and ability to repay with a secondary view towards collateral values.

  The Bank offers a full range of consumer lending products including residential mortgages and home equity lines of credit, new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from mortgage and consumer finance companies.

 Nonperforming Assets

  Nonperforming assets include nonperforming loans and other real estate owned
(OREO). The nonperforming loans category includes loans on which the accrual of interest is discontinued when the collectibility of principal or interest is in doubt, or when payments of principal or interest have become 90 days past due and have arrearages that have not been eliminated. In certain instances, nonperforming loans may also include loans that have become 90 days past due but remain on accrual status because the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings. In addition to the preceding two categories, the Company may, under appropriate circumstances, restructure loans as a concession to a borrower. At
December 31, 2000, 1999 and 1998, no troubled debt restructurings were included in the Company's loan portfolio.

  The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated.

                                                            December 31,
                                                          -------------------
                                                          2000   1999   1998
                                                          -----  -----  -----
                                                             (Dollars in
                                                             Thousands)
   Loans past due 90 days or more but not included in
    nonaccrual loans..................................... $ --   $ --   $ --
   Nonaccrual loans......................................   --     181    --
                                                          -----  -----  -----
   Total nonperforming loans ............................   --     181    --
   Other real estate owned...............................   --     --     513
                                                          -----  -----  -----
   Total nonperforming assets............................ $ --   $ 181  $ 513
                                                          =====  =====  =====
   Delinquent loans 30-89 days past due.................. $ 460  $ 154  $ 161
                                                          =====  =====  =====
   Nonperforming loans as a percent of gross loans.......    NM   0.19%    NM
   Nonperforming assets as a percent of total assets.....    NM   0.12%  0.36%
   Delinquent loans 30-89 days past due as a percent of
    gross loans..........................................  0.44%  0.16%  0.19%

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

  The Bank has a loan peer review function and a loan loss review committee. The loan peer review committee, which meets monthly, is comprised of the Bank's chief executive officer and all loan officers. Every loan of $250,000 or more or a total relationship of $500,000 or more is scheduled to be reviewed not less than once every two years by the loan peer review committee. All loans that undergo loan peer review receive a numerical grade ranging from 1 to 6 based on a number of criteria, including the financial strength of the borrower as determined, in part, by such borrower's liquidity, debt service coverage and historical performance. Any loan rated 4 or worse will automatically be placed on a "watchlist." Certain 3 rated loans for which the committee has identified potential problems may also be placed on the watchlist. The loans on the watchlist are reviewed monthly by the Bank's Credit Committee in order to determine what actions should be taken with respect to such loans, whether any loans should be added or deleted from the watchlist, and to make estimates regarding loan loss exposure to the loan loss review committee. The loan loss review committee, comprised of the Bank's chief executive officer, chief financial officer and all other loan officers, reviews loans on the watchlist on a quarterly basis in order to establish specific loan loss reserve levels.

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

  The following table, exclusive of the acquired allowance for loan losses, represents the distribution of the Bank's allowance for loan losses for the periods ending as indicated:

                                                    December 31,
                                       ----------------------------------------
                                           2000          1999          1998
                                       ------------  ------------  ------------
                                               (Dollars in Thousands)
   Loan Category:
     Commercial....................... $  212  12.1% $  192  12.3% $  160  12.4%
     Commercial Real Estate...........  1,182  67.5   1,044  67.1     840  65.3
     Residential Real Estate..........    281  16.0     248  15.9     219  17.0
     Home Equity Lines of Credit......     63   3.6      60   3.9      54   4.2
     Consumer.........................     14   0.8      12   0.8      14   1.1
                                       ------ -----  ------ -----  ------ -----
       Total.......................... $1,752 100.0% $1,556 100.0% $1,287 100.0%
                                       ====== =====  ====== =====  ====== =====

  The unallocated portion of the allowance for loan losses is distributed among the various loan categories in the same proportion as the combined specific and general allowance to each loan type. This distribution of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This distribution should not be considered as an indication of the future amounts or types of loan charge-offs. At December 31, 2000, the Bank classified $1.4 million of loans as impaired based on the rating system adopted by the Bank. Of these amounts, a majority of which are included in the commercial and commercial real estate loan portfolio, the Bank estimates a potential loss exposure of $124,000.

  The following table is an analysis of the Allowance for Loan Losses over the last three years.

                                                           Years Ended
                                                          December 31,
                                                     --------------------------
                                                      2000      1999     1998
                                                     -------   -------  -------
                                                      (Dollars in Thousands)
AVERAGE LOANS OUTSTANDING .........................  $99,862   $91,965  $77,302
                                                     =======   =======  =======
ALLOWANCE FOR LOAN LOSSES AT BEGINNING OF YEAR.....  $ 1,556   $ 1,287  $ 1,208
CHARGED-OFF LOANS:
  Commercial.......................................       44        52       12
  Commercial Real Estate:
    Non-owner occupied 1-4 family..................      --        --       --
    Non-owner occupied multi-family................      --        --       128
    Commercial.....................................       41       --        27
  Residential Real Estate:
    Owner occupied 1-4 family......................        4       --       --
    Non-owner occupied 1-4 family..................      --        --         7
  Home Equity Lines of Credit......................      --        --       --
  Consumer.........................................        1         2       10
                                                     -------   -------  -------
    Total charged-off loans........................       90        54      184
                                                     -------   -------  -------
RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
  Commercial ......................................       21         3        1
  Commercial Real Estate:
    Non-owner occupied 1-4 family..................      --        --       --
    Non-owner occupied multi-family ...............      --         19      --
    Commercial ....................................      --         23      --
  Residential Real Estate:
    Owner occupied 1-4 family......................       57         3      --
    Non-owner occupied 1-4 family .................       33       --       --
  Home Equity Lines of Credit......................      --        --       --
  Consumer.........................................      --        --        12
                                                     -------   -------  -------
    Total recoveries...............................      111        48       13
                                                     -------   -------  -------
NET LOANS (RECOVERED) CHARGED-OFF .................      (21)        6      171
PROVISION FOR LOAN LOSSES .........................      175       275      250
                                                     -------   -------  -------
ALLOWANCE FOR LOAN LOSSES AT END OF YEAR...........  $ 1,752   $ 1,556  $ 1,287
                                                     =======   =======  =======
Net loans (recovered) charged-off to average loans.    (0.02)%    0.01%    0.22%
Allowance for loan losses to gross loans at end of
 year..............................................     1.69      1.64     1.53
Allowance for loan losses to nonperforming loans...       NM    861.94       NM
Net loans (recovered) charged-off to allowance for
 loan losses at beginning of year..................    (1.35)     0.47    14.16
Recoveries to charge-offs..........................   123.33     88.89     7.07

  The following table summarizes the gross activity in OREO during the periods indicated:

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
                                                    (Dollars in Thousands)
   Balance at beginning of year ................. $    --   $    513  $    782
   Property acquired.............................      430       --        245
   Sales and other adjustments, net of gains and
    losses.......................................     (430)     (493)     (514)
   Write-downs (charged to operations) ..........      --        (20)      --
                                                  --------  --------  --------
   Balance at end of year........................    $ --      $ --   $    513
                                                  ========  ========  ========

 Deposits and Borrowings

  The Company devotes considerable time and resources to gathering deposits through its retail branch network system. Total deposits increased $24.4 million, to $129.0 million at December 31, 2000, from $104.6 million at the end of 1999. During 2000, the Company reported increases in its core transactional type deposit products. Total demand deposits increased $1.7 million, and savings and money market accounts increased $1.3 million. However, time deposits, which are more interest rate sensitive, increased $21.6 million. During February 2000, the Company successfully marketed a 14 month certificate of deposit promotion through its branch network at a slightly above market rate or 6.77% (7.00% annual percentage yield). This promotion raised over $23 million in new deposits and opened over 1,000 new deposit accounts, substantially all of which were from the local community. The purpose of this retail deposit growth activity was to increase the Company's customer base; strengthen the Company's presence in the community; leverage the Company's strong capital position and; solidify the Company's ability to fund future loan portfolio growth. The Company initially invested the proceeds in government agency and corporate debt obligations.

  Along with its deposit gathering efforts, the Company relied on borrowing from securities sold under agreements to repurchase (REPO) to leverage its capital. At December 31, 2000, securities sold under agreements to repurchase amounted to $9.6 million, compared to $9.4 million at December 31, 1999.

  During 2000, the Company used wholesale funding sources from the Federal Home Loan Bank of Boston (FHLB). The purpose of these borrowings was to match the funding for selected loans as well as refinance maturing REPO's at more favorable terms. At December 31, 2000, advances from the FHLB amounted to $10.9 million, compared to $13.6 million at December 31, 1999.

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

  The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000:

                          Within   Over Three   Over One    Over Five
                           Three   to Twelve    Year to     Years to    Over Fifteen
                          Months     Months    Five Years Fifteen Years    Years      Total
                          -------  ----------  ---------- ------------- ------------ --------
                                               (Dollars in Thousands)
INTEREST-EARNING ASSETS:
 Securities purchased
  under agreements to
  resell, and other ....  $ 1,748   $    --     $   --       $   --       $   --     $  1,748
 Investment securities..    8,114     16,882     19,318       10,098          --       54,412
 Loans..................   25,687     11,703     52,940       14,055          --      104,385
                          -------   --------    -------      -------      -------    --------
Total interest-earning
 assets.................   35,549     28,585     72,258       24,153           __     160,545
INTEREST-BEARING
 LIABILITIES:
 Money Market accounts..      686      1,998      1,303          --           --        3,987
 Savings deposits and
  NOW accounts..........    1,736      5,367     13,994          --           --       21,097
 Time deposits..........   22,505     55,222      7,048          --           --       84,775
 Securities sold under
  agreements to
  repurchase............    9,575        --         --           --           --        9,575
 Federal Home Loan Bank
  advances .............      289        866      7,118        2,596          --       10,869
                          -------   --------    -------      -------      -------    --------
Total interest-bearing
 liabilities............   34,791     63,453     29,463        2,596          --      130,303
                          -------   --------    -------      -------      -------    --------
NET INTEREST SENSITIVITY
 GAP....................  $   758   $(34,868)   $42,795      $21,557      $   --     $ 30,242
                          =======   ========    =======      =======      =======    ========
CUMULATIVE GAP..........  $   758   $(34,110)   $ 8,685      $30,242      $30,242    $ 30,242
                          =======   ========    =======      =======      =======    ========
NET INTEREST SENSITIVITY
 GAP AS A PERCENT OF
 TOTAL ASSETS...........      0.5%     (20.7)%     25.4%        12.8%         -- %       18.0%
                          =======   ========    =======      =======      =======    ========
CUMULATIVE GAP AS A
 PERCENT OF TOTAL
 ASSETS.................      0.5%     (20.2)%      5.2%        18.0%        18.0%       18.0%
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

  By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At December 31, 2000, the Company's earnings-at-risk under a +/-200 basis point interest rate shock test measured a negative 2.81% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 15.38% of market value of equity at December 31, 2000. At December 31, 2000, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

  At December 31, 2000, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $21.3 million, or 12.6% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term unused borrowings of nearly $30.5 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At December 31, 2000, the Company held state and municipal demand deposits of $.2 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

 Capital Resources

  Total stockholders' equity of the Company at December 31, 2000, was $16.5 million, as compared to $15.5 million at December 31, 1999. The increase of $1.0 million primarily resulted from $2.0 million in net income; less dividends declared of $.6 million, repurchase of common stock of $.2 million, and unrealized losses on investment securities of $.2 million.

  The Bank is subject to the leverage and risk-based capital ratio requirements of the FDIC. The Bank is deemed to be "well capitalized" by the FDIC and is classified as such for FDIC insurance- assessment purposes. At December 31, 2000, the Bank's Leverage Capital Ratio was 9.79%, as compared to 10.26% at December 31, 1999. The FDIC's minimum Leverage Capital Ratio for "adequately capitalized" financial institutions is 3%, although this minimum leverage ratio applies only to certain of the most highly-rated banks. Other institutions are subject to higher requirements.

  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I Risk-Based Capital Ratio of 14.18% and a Total Risk-Based Capital Ratio of 15.44% at December 31, 2000, as compared to a Tier I Risk-Based Capital Ratio of 16.05% and a Total Risk-Based Capital Ratio of 17.30% at December 31, 1999. The minimum risk-based Tier I and Total Capital Ratios at each of these dates were 4.0% and 8.0%, respectively.

  The capital structure of the Company is subject to the capital ratio requirements of the Federal Reserve Board, which are similar to the requirements which FDIC imposes on the Bank.

  At December 31, 2000, the Company's Leverage Capital Ratio was 10.26%, as compared to 10.71% at December 31, 1999. The Company's Tier I Risk- Based Capital Ratio was 16.05% and its Total Risk-Based Capital Ratio was 17.30% at December 31, 2000, and 16.72% and 17.97%, respectively, at December 31, 1999.

Comparison of 1999 with 1998

  The Company reported net income for 1999 of $1,818,648, as compared to $1,450,048 for 1998, or an increase of 25.4%. Diluted earnings per share amounted to $1.47 per share for 1999, based on 1,233,104 weighted average shares outstanding, as compared to $1.15 per share for 1998, based on 1,261,241 weighted average shares outstanding. During 1999, the Company recorded two one-time transactions. The first nonrecurring transaction was the sale of OREO at a gain of $222,452. The second nonrecurring transaction was a $129,362 write-off of a long-lived asset in recognition of its impaired value. The after-tax impact of these two transactions was to increase net income by $61,439, or $.05 per diluted share. In 1999, the Company's return on average equity (ROE) improved to 12.04% from 10.20% in 1998. The Company's return on average assets (ROA) was 1.26% in 1999 and 1.07% in 1998. The improvement in net income was primarily the result of an increase in net interest income and noninterest income, offset somewhat by an increase in noninterest expense and provision for income taxes. In general, the Company's record performance in 1999 was attributable to (i) an increase in net interest spreads and margins,
(ii) balance sheet growth, predominately within the loan portfolio, (iii) an increase in the recognition of gains on SBA loan sales, and (iv) continued strength in asset quality.

 Net Interest Income

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

  Overall, as a result of aggressive retail deposit pricing and a declining rate environment, net interest income increased approximately $155,000. Also, due to balance sheet growth (volume) predominately within the loan portfolio, net interest income increased approximately $745,000. This rate/volume activity produced an increase of nearly $900,000 in net interest income.

 Provision for loan Losses

  The provision for loan losses was $275,000 in 1999 and $250,000 in 1998. At December 31, 1999 and 1998, the Company's recorded investment in impaired loans was $1,630,204 and $1,571,661, respectively, of which $613,074 and $853,221, respectively, was determined to require a valuation allowance of $147,586 and $235,473. The Company's ratio of net loan charge-offs to average loans decreased to .01% from.22%. At December 31, 1999, nonperforming loans were $180,571. At December 31, 1998, there were no nonperforming loans. Loans 30-89 days delinquent decreased to $153,714 from $161,456 at the end of 1999 and 1998, respectively. At December 31, 1999 and 1998, the allowance for loan losses to total loans was 1.64% and 1.53%, respectively.

 Noninterest Income

  Noninterest income increased $210,070 or 34.1% to $826,075 in 1999 from $616,005 in 1998. This increase was the result of the recognition of $340,061 in gains on SBA loan sales, an increase of nearly $174,000 over 1998. During 1999, the Company originated for sale nearly $5.8 million of guaranteed portion SBA loans. These originations compare to $3.3 million 1998. As a result of this SBA activity, the Company's servicing fee income increased $32,613 to $73,418.

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

  OREO cost showed the most dramatic swing in performance in 1999 compared to 1998. During 1999, OREO costs showed a net gain of $208,977 as compared to a net loss of $41,593 during 1998. With a smaller OREO portfolio during 1999, the carrying costs of foreclosed property dropped to $6,032 from $27,431. Further, disposition gains, net or writedowns, were $215,008 in 1999, compared to disposition losses of $14,161 during 1998. The single largest contributor to 1999's net gains was the sale of vacant lots at a gain of $222,452. During 1999, the OREO portfolio averaged $231,000 versus $604,786 in 1998. At December, 31, 1999 there was not foreclosed property on the Company's books.

  Computer services increased $52,658, or 26.4% to $251,964 in 1999 compared to $199,306 in 1998. There were two primary reasons for this increase. First, the Company availed itself of more technological services. Second, as the Company went through the Y2K preparation process, costs incurred in connection with the project were captured in the computer services category.

  Other operating expenses increased $230,652, or 35% to $887,179 from $656,527. However, most of the overall increase was confined to three expense categories. First, legal and professional fees increased $77,134 to $213,620. Of this increase, $59,000 represented uninsured costs of an ongoing legal matter. Second, Directors' fees increased $46,333 to $116,133 in 1999 versus $69,800 in 1998. This increase reflects the increase in the annual Director retainer of $5,000 from $3,000, and meeting fees to $500 from $300 per meeting. Finally, advertising increased $70,559 to $145,787 from $75,228. This increase was discretionary, and demonstrated the Company's focus on advertising and marketing during 1999.

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

  Refer to "Asset/Liability Management" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and the Board of Directors of First Financial Corp.:

  We have audited the accompanying consolidated balance sheets of First Financial Corp. (a Rhode Island corporation) and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corp. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                         /s/ Arthur Andersen LLP

                                         Arthur Andersen LLP

Boston, Massachusetts
January 10, 2001

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------
CASH AND DUE FROM BANKS............................ $  3,055,863  $  5,441,190
                                                    ------------  ------------
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL....    1,748,068     3,802,865
                                                    ------------  ------------
LOANS HELD FOR SALE ...............................      505,000       942,338
                                                    ------------  ------------
INVESTMENT SECURITIES:
Held-to-maturity (fair value: $22,451,901 in 2000
 and $15,450,453 in 1999)..........................   22,488,801    15,691,004
Available-for-sale.................................   31,923,655    20,857,124
                                                    ------------  ------------
Total investment securities........................   54,412,456    36,548,128
                                                    ------------  ------------
FEDERAL HOME LOAN BANK STOCK.......................      716,000       681,500
                                                    ------------  ------------
LOANS:
Commercial.........................................   13,099,260    12,248,552
Commercial real estate.............................   73,522,872    65,812,129
Residential real estate............................   13,377,532    13,084,006
Home equity lines of credit........................    2,948,764     3,051,265
Consumer...........................................      939,063       766,383
                                                    ------------  ------------
                                                     103,887,491    94,962,335
  Less--Unearned Discount..........................        7,674        23,221
  Allowance for loan losses........................    1,751,621     1,556,405
                                                    ------------  ------------
  Net loans........................................  102,128,196    93,382,709
                                                    ------------  ------------
PREMISES AND EQUIPMENT, net........................    2,003,583     2,167,103
                                                    ------------  ------------
OTHER ASSETS.......................................    3,802,341     1,815,822
                                                    ------------  ------------
TOTAL ASSETS....................................... $168,371,507  $144,781,655
                                                    ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
DEPOSITS:
  Demand........................................... $ 19,187,122  $ 17,522,309
  Savings and money market accounts................   25,084,287    23,838,702
  Time deposits....................................   84,774,840    63,227,494
                                                    ------------  ------------
  Total deposits...................................  129,046,249   104,588,505
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE ....    9,574,571     9,411,111
FEDERAL HOME LOAN BANK ADVANCES ...................   10,869,241    13,610,400
ACCRUED EXPENSES AND OTHER LIABILITIES.............    2,390,731     1,689,999
                                                    ------------  ------------
  Total Liabilities................................  151,880,792   129,300,015
                                                    ------------  ------------
STOCKHOLDERS' EQUITY:
Common stock, $1 par value; Authorized--5,000,000
 shares; Issued--1,328,041 shares..................    1,328,041     1,328,041
Surplus............................................    4,431,380     4,431,380
  Retained earnings................................   11,892,318    10,504,194
  Accumulated other comprehensive loss.............     (405,939)     (186,265)
                                                    ------------  ------------
                                                      17,245,800    16,077,350
  Less--Treasury stock, at cost, 114,300 shares in
   2000 and 101,800 shares in 1999.................      755,085       595,710
                                                    ------------  ------------
  Total stockholders' equity.......................   16,490,715    15,481,640
                                                    ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......... $168,371,507  $144,781,655
                                                    ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31,
                                              ----------------------------------
                                                 2000        1999        1998
                                              ----------  ----------  ----------
INTEREST INCOME:
  Interest and fees on loans ...............  $9,693,958  $8,687,625  $7,796,758
  Interest on investment securities--
    U.S. Government and agency obligations..   2,213,320   1,735,195   1,882,529
    Collateralized mortgage obligations.....      65,477     129,786      52,398
    Mortgage-backed securities..............     305,300     393,975     537,544
    Trust preferred stock ..................     706,498         --          --
    Marketable equity securities and other..     103,989      71,483      74,360
  Interest on cash equivalents .............     305,788     161,506     220,494
                                              ----------  ----------  ----------
    Total interest income...................  13,394,330  11,179,570  10,564,083
INTEREST EXPENSE:
  Interest on deposits......................   5,362,533   3,732,477   4,091,958
  Interest on repurchase agreements.........     459,222     553,342     712,217
  Interest on advances......................     763,125     563,746     160,865
  Interest on debenture ....................         --       84,503     252,776
                                              ----------  ----------  ----------
    Total interest expense..................   6,584,880   4,934,068   5,217,816
                                              ----------  ----------  ----------
    Net interest income.....................   6,809,450   6,245,502   5,346,267
PROVISION FOR LOAN LOSSES...................     175,000     275,000     250,000
                                              ----------  ----------  ----------
    Net interest income after provision for
     loan losses............................   6,634,450   5,970,502   5,096,267
                                              ----------  ----------  ----------
NONINTEREST INCOME:
  Service charges on deposits...............     284,077     267,626     279,185
  Gain on loan sales........................     383,399     340,061     165,620
  Other.....................................     335,458     218,388     171,200
                                              ----------  ----------  ----------
    Total noninterest income................   1,002,934     826,075     616,005
                                              ----------  ----------  ----------
NONINTEREST EXPENSE:
  Salaries and employee benefits ...........   2,644,357   2,133,193   1,895,538
  Occupancy expense ........................     459,797     551,434     393,189
  Equipment expense.........................     251,147     290,088     270,283
  Other real estate owned net (gains)
   losses, and expenses.....................     (13,506)   (208,977)     41,593
  Computer services.........................     251,883     251,964     199,306
  Deposit insurance assessments.............      23,438      12,012      11,795
  Other operating expenses..................     960,936     887,179     656,527
                                              ----------  ----------  ----------
    Total noninterest expense...............   4,578,052   3,916,893   3,468,231
                                              ----------  ----------  ----------
    Income before provision for income
     taxes..................................   3,059,332   2,879,684   2,244,041
PROVISION FOR INCOME TAXES..................   1,088,613   1,061,036     793,993
                                              ----------  ----------  ----------
NET INCOME..................................  $1,970,719  $1,818,648  $1,450,048
                                              ==========  ==========  ==========
Earnings per share:
    Basic...................................  $     1.62  $     1.47  $     1.15
                                              ==========  ==========  ==========
    Diluted.................................  $     1.62  $     1.47  $     1.15
                                              ==========  ==========  ==========
Weighted average common shares outstanding..   1,214,125   1,233,104   1,261,241
Weighted average equivalent shares..........         --          --          --
                                              ----------  ----------  ----------
Weighted average common and common stock
 equivalent shares outstanding..............   1,214,125   1,233,104   1,261,241
                                              ==========  ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

              For the Years Ended December 31, 2000, 1999 and 1998

                                                              Accumulated
                                                                 Other                    Total
                            Common               Retained    Comprehensive Treasury   Stockholders' Comprehensive
                            Stock     Surplus    Earnings    (Loss) Income   Stock       Equity        Income
                          ---------- ---------- -----------  ------------- ---------  ------------- -------------
Balance, December 31,
 1997...................  $1,328,041 $4,431,380 $ 7,982,792    $ 117,380   $(146,960)  $13,712,633
Net income..............         --         --    1,450,048          --          --      1,450,048   $1,450,048
Other comprehensive
 income, net of tax:
 Unrealized holding
  losses, net of
  reclassification
  adjustment............         --         --          --       (46,742)        --        (46,742)     (46,742)
                                                                                                     ----------
Comprehensive income....                                                                             $1,403,306
                                                                                                     ==========
Dividends declared ($.24
 per share).............         --         --     (302,697)         --          --       (302,697)
                          ---------- ---------- -----------    ---------   ---------   -----------
Balance, December 31,
 1998...................   1,328,041  4,431,380   9,130,143       70,638    (146,960)   14,813,242
Net income..............         --         --    1,818,648          --          --      1,818,648   $1,818,648
Other comprehensive
 income, net of tax:
 Unrealized holding
  losses, net of
  reclassification
  adjustment............         --         --          --      (256,903)        --       (256,903)    (256,903)
                          ---------- ---------- -----------    ---------   ---------   -----------   ----------
Comprehensive income....                                                                             $1,561,745
                          ========== ========== ===========    =========   =========   ===========   ==========
Dividends declared ($.36
 per share) ............         --         --     (444,597)         --          --       (444,597)
Repurchase of 35,000
 shares of common stock
 .......................         --         --          --           --     (448,750)     (448,750)
                          ---------- ---------- -----------    ---------   ---------   -----------
Balance, December 31,
 1999...................   1,328,041  4,431,380  10,504,194     (186,265)   (595,710)   15,481,640
Net Income .............         --         --    1,970,719          --          --      1,970,719   $1,970,719
Other comprehensive
 income, net of tax:
 Unrealized holding
  losses, net of
  reclassification
  adjustment............         --         --          --      (219,674)        --       (219,674)    (219,674)
                          ---------- ---------- -----------    ---------   ---------   -----------   ----------
Comprehensive income....                                                                             $1,751,045
                          ========== ========== ===========    =========   =========   ===========   ==========
Dividends declared ($.48
 per share).............         --         --     (582,595)         --          --       (582,595)
Repurchase of 12,500
 shares of common stock
 .......................         --         --          --           --     (159,375)     (159,375)
                          ---------- ---------- -----------    ---------   ---------   -----------
Balance, December 31,
 2000...................  $1,328,041 $4,431,380 $11,892,318    $(405,939)  $(755,085)  $16,490,715
                          ========== ========== ===========    =========   =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Years Ended December 31,
                                ----------------------------------------------
                                     2000            1999            1998
                                --------------  --------------  --------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
  Net income................... $    1,970,719  $    1,818,648  $    1,450,048
  Adjustments to reconcile net
   income to net cash provided
   by operating activities:
    Provision for loan losses..        175,000         275,000         250,000
    Depreciation and
     amortization..............        278,865         305,694         285,721
    Write-off of impaired long-
     lived asset ..............            --          129,362             --
    (Gains) losses on sale of
     other real estate owned ..        (21,544)       (215,008)         14,162
    Gain on sales of loans.....       (383,399)       (340,061)       (165,620)
    Proceeds from sales of
     loans.....................      7,082,463       5,547,975       3,630,231
    Loans originated for sale..     (6,261,726)     (5,792,759)     (3,346,300)
    Net (decrease) increase in
     deferred loan fees........         (8,454)          4,535           6,226
    Net accretion on investment
     securities held-to-
     maturity..................        (12,339)         (6,916)         (5,203)
    Net accretion on investment
     securities available-for-
     sale......................       (330,756)       (370,177)       (290,619)
    Net decrease in unearned
     discount .................        (15,547)        (43,043)         (8,843)
    Net (increase) decrease in
     other assets..............     (1,660,072)       (290,742)        202,805
    Deferred income taxes
     (benefit).................       (180,000)       (237,000)       (114,000)
    Amortization of discount on
     debenture.................            --           15,860         205,983
    Net increase (decrease) in
     accrued expenses and other
     liabilities...............        700,732         280,385        (136,118)
                                --------------  --------------  --------------
    Net cash provided by
     operating activities......      1,333,942       1,081,753       1,978,473
                                --------------  --------------  --------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
  Proceeds from maturities of
   investment securities held-
   to-maturity ................      2,547,151       3,532,387      20,472,802
  Proceeds from maturities of
   investment securities
   available-for-sale..........    259,462,848     310,600,674     150,311,185
  Purchase of investment
   securities
   held-to-maturity ...........     (9,332,609)     (5,483,082)    (21,733,252)
  Purchase of investment
   securities available-for-
   sale........................   (270,564,744)   (298,428,506)   (156,587,124)
  Purchase of Federal Home Loan
   Bank stock..................        (34,500)       (233,800)            --
  Net increase in loans........     (9,326,567)     (8,610,414)     (9,418,020)
  Purchase of premises and
   equipment...................       (115,345)       (185,369)       (243,961)
  Sales of other real estate
   owned.......................        451,625         728,135         499,901
                                --------------  --------------  --------------
  Net cash (used in) provided
   by investing activities.....    (26,912,141)      1,920,025     (16,698,469)
                                --------------  --------------  --------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
  Net increase in demand
   accounts....................      1,664,813       1,779,124       2,544,229
  Net increase (decrease) in
   savings and money market
   accounts....................      1,245,585       1,898,372      (1,431,027)
  Net increase (decrease) in
   time deposits...............     21,547,346      (3,460,919)      3,968,855
  Net increase (decrease) in
   repurchase agreements.......        163,460      (2,844,769)      2,150,880
  Net (decrease)increase in
   Federal Home Loan Bank
   advances....................     (2,741,159)      7,406,323       6,204,077
  Repayment of Senior
   Debenture...................            --       (2,708,777)            --
  Purchase of common stock for
   treasury....................       (159,375)       (448,750)            --
  Dividends paid...............       (582,595)       (444,597)       (365,762)
                                --------------  --------------  --------------
  Net cash provided by
   financing activities........     21,138,075       1,176,007      13,071,252
                                --------------  --------------  --------------

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                                                Years Ended December 31,
                                           -----------------------------------
                                              2000         1999       1998
                                           -----------  ---------- -----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.............................. $(4,440,124) $4,177,785 $(1,648,744)
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR.....................................   9,244,055   5,066,270   6,715,014
                                           -----------  ---------- -----------
CASH AND CASH EQUIVALENTS, END OF YEAR.... $ 4,803,931  $9,244,055 $ 5,066,270
                                           ===========  ========== ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid........................... $ 6,479,173  $4,907,286 $ 5,211,783
                                           ===========  ========== ===========
  Income taxes paid....................... $ 1,535,000  $1,236,000 $ 1,083,250
                                           ===========  ========== ===========
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
  Transfer of loans to OREO............... $   430,081  $      --  $   245,000
                                           ===========  ========== ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         Year Ended December 31, 2000

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

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, deferred tax assets, servicing rights assets and the valuation of foreclosed real estate.

 Cash and Cash Equivalents

  For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and securities purchased under agreements to resell, which represent short-term investments in government treasury and agency securities purchased from another institution.

 Investment Securities

  Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for the amortization of premium or the accretion of discount. Debt and equity securities with readily determinable fair values which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 2000 and 1999, the Company had no securities classified as trading. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and are carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' equity.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000
  Loans held for sale are carried at the lower of cost or fair value.

  A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the latter method. All loans on nonaccrual status are considered to be impaired. All adversely classified loans at December 31, 2000 and 1999 are also considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans are evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value less costs to dispose of such collateral and the carrying value of the loan.

  In accordance with Statement of Financial Accounting Standards (SFAS) No. 125 and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments on Liabilities," the Company capitalizes the rights to service loans for others. The total cost of originated loans that are sold with servicing rights retained is allocated between the servicing rights and the loans without the servicing rights based on their relative fair values. Capitalized servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance. Certain disclosure provisions required by SFAS No. 140 were effective immediately and are included in these consolidated financial statements. Additional requirements related to SFAS No. 140 are effective beginning March 31, 2001. The Bank does not expect that these additional requirements will have an effect on the Bank's consolidated financial position or results or operations.

 Provision and Allowance for Loan Losses

  The balance of the allowance and the amount of the annual provision charged to expense are estimated amounts based on management's systematic review of past loan loss experience, changes in the character and size of the loan portfolio, current economic conditions, adverse situations that may affect the borrowers ability to repay, and other pertinent factors. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported as an expense in the periods in which they become known. The allowance is maintained at a level considered by management to be adequate to cover inherent loan losses. Losses are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. This evaluation is subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

 Other Real Estate Owned

  Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses from operations and changes in valuations are included in other real estate owned (gains) losses and expenses. At December 31, 2000 and 1999, the Company did not own any real estate acquired through, or in lieu of, foreclosure.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

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

 Earnings Per Share

  Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding. There were no dilutive shares outstanding during 2000, 1999 and 1998.

 Comprehensive Income

  Comprehensive income, which consists of net income and changes in unrealized gains and losses on securities available-for-sale net of income taxes, is disclosed in the consolidated statements of stockholders' equity and comprehensive income. There were no reclassification adjustments to comprehensive income during 2000, 1999 and 1998.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

 Recent Pronouncements

  During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated statement of condition as either an asset or liability measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statement of operations, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted this statement effective January 1, 2001. The impact of adopting SFAS No. 133 did not have a material effect on the Bank's consolidated financial position or results of operations.

(2) Investment Securities

  The estimated fair value and amortized cost of investment securities at December 31, 2000 and 1999 are as follows:

                                                December 31, 2000
                                  ---------------------------------------------
                                                Gross      Gross
                                   Amortized  Unrealized Unrealized
                                     Cost       Gains      Losses   Fair Value
                                  ----------- ---------- ---------- -----------
Held-to-maturity--
  U.S. Government & agency
   obligations................... $21,836,272  $ 32,173   $ 66,614  $21,801,831
  Collateralized mortgage
   obligations...................     652,529       --       2,459      650,070
                                  -----------  --------   --------  -----------
                                  $22,488,801  $ 32,173   $ 69,073  $22,451,901
                                  ===========  ========   ========  ===========
Available-for-sale--
  U.S. Government & agency
   obligations................... $17,480,446  $ 64,362   $  9,411  $17,535,397
  Mortgage-backed securities.....   4,202,320    24,494     10,856    4,215,958
  Trust preferred stock .........   9,432,439       --     522,239    8,910,200
  Marketable equity securities
   and other ....................   1,485,014    22,697    245,611    1,262,100
                                  -----------  --------   --------  -----------
                                  $32,600,219  $111,553   $788,117  $31,923,655
                                  ===========  ========   ========  ===========
                                                December 31, 1999
                                  ---------------------------------------------
                                                Gross      Gross
                                   Amortized  Unrealized Unrealized
                                     Cost       Gains      Losses   Fair Value
                                  ----------- ---------- ---------- -----------
Held-to-maturity--
  U.S. Government & agency
   obligations................... $14,000,000  $    --    $230,568  $13,769,432
  Collateralized mortgage
   obligations...................   1,691,004       --       9,983    1,681,021
                                  -----------  --------   --------  -----------
                                  $15,691,004  $    --    $240,551  $15,450,453
                                  ===========  ========   ========  ===========
Available-for-sale--
  U.S. Government & agency
   obligations................... $14,801,041  $    251   $ 79,350  $14,721,942
  Mortgage-backed securities.....   5,197,769     4,600    148,047    5,054,322
  Marketable equity securities
   and other.....................   1,168,757    41,627    129,524    1,080,860
                                  -----------  --------   --------  -----------
                                  $21,167,567  $ 46,478   $356,921  $20,857,124
                                  ===========  ========   ========  ===========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000
  A schedule of the maturity distribution of U.S. Government and agency obligations is as follows:

                                                December 31, 2000
                                 -----------------------------------------------
                                    Held-to-Maturity       Available-for-Sale
                                 ----------------------- -----------------------
                                  Amortized               Amortized
                                    Cost     Fair Value     Cost     Fair Value
                                 ----------- ----------- ----------- -----------
Within one year................. $10,500,000 $10,439,466 $11,995,365 $11,993,869
Over one year to five years.....  11,336,272  11,362,365   5,485,081   5,541,528
                                 ----------- ----------- ----------- -----------
                                 $21,836,272 $21,801,831 $17,480,446 $17,535,397
                                 =========== =========== =========== ===========

  At December 31, 2000, $10,250,000 par value of debt securities maturing in the one-to-five-year period are subject to call provisions within one year.

  There were no sales of investment securities in 2000, 1999 and 1998.

  At December 31, 2000, issues of trust preferred stock have maturities extending to 2027 with call provisions commencing in 2007. The call provisions are at a declining premium for 10 years and then at par thereafter.

  Investment securities with a carrying value of $11,869,188 and $10,995,483, at December 31, 2000 and 1999, respectively, were pledged as collateral for repurchase agreements, public deposits and other purposes, as required by law.

(3) Loans and Allowance for Loan Losses

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

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

                                                      December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Company Allowance:
  Balance at beginning of year............. $1,556,405  $1,287,058  $1,208,322
    Provision..............................    175,000     275,000     250,000
    Loan charge-offs.......................    (89,994)    (53,634)   (184,278)
    Recoveries.............................    110,210      47,981      13,014
                                            ----------  ----------  ----------
  Balance at end of year...................  1,751,621   1,556,405   1,287,058
                                            ----------  ----------  ----------
Acquired Allowance:
  Balance at beginning of year.............        --          --      388,291
    Loan charge-offs.......................        --     (266,482)   (402,404)
    Recoveries (costs).....................        --        1,638     (12,266)
    Reclassification to senior debenture
     (Note 12).............................        --      264,844      26,379
                                            ----------  ----------  ----------
  Balance at end of year...................        --          --          --
                                            ----------  ----------  ----------
      Total Allowance...................... $1,751,621  $1,556,405  $1,287,058
                                            ==========  ==========  ==========

  At December 31, 2000 and 1999, the Company's recorded investment in impaired loans was $1,410,398 and $1,630,204, respectively, of which $440,574 and $613,074, respectively, was determined to require a valuation allowance of $123,639 and $147,586. The average recorded investment in impaired loans during 2000 and 1999 was $1,119,027 and $1,473,906, respectively. For the years ended December 31, 2000 and 1999, interest income on impaired loans totaled $169,190 and $186,264, respectively.

  At December 31, 2000 and 1998, the Company had no nonaccruing loans. At December 31, 1999, nonaccrual loans totaled $180,571. Had nonaccrual loans been accruing, interest income would have increased by $14,742, for the year ended December 31, 1999.

  Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $15,522,774 and $10,931,194 at December 31, 2000 and 1999, respectively. The balance of capitalized servicing rights, net of valuation allowances (fair value), included in other assets at December 31, 2000 and 1999, was $464,926 and $174,453, respectively. Amortization of these servicing rights totaled $29,873 and $0 for the years ended December 31, 2000 and 1999, respectively.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

(4) Premises and Equipment

  Premises and equipment are summarized as follows:

                                                               December 31,
                                                           ---------------------
                                                              2000       1999
                                                           ---------- ----------
   Land and improvements.................................. $  676,294 $  676,294
   Buildings and improvements.............................  1,435,752  1,431,565
   Leasehold improvements.................................    277,824    277,824
   Furniture, fixtures and equipment......................  1,521,450  1,466,506
                                                           ---------- ----------
                                                            3,911,320  3,852,189
   Less--Accumulated depreciation and amortization .......  1,907,737  1,685,086
                                                           ---------- ----------
                                                           $2,003,583 $2,167,103
                                                           ========== ==========

  In June 1999, the Company recognized impairment in value of one of its long-lived assets and recorded a write-off in value of $129,362. Depreciation and amortization expense related to bank premises and equipment was $278,865, $305,694 and $285,721 in 2000, 1999 and 1998, respectively.

(5) Time Deposits

  At December 31, 2000, scheduled maturities of time deposits are as follows:

                                                        $100,000
   Maturity                                             Or More   Other   Total
   --------                                             -------- ------- -------
                                                             (In Thousands)
   2001................................................ $15,807  $56,265 $72,072
   2002................................................     735    6,074   6,809
   2003 ...............................................     793    4,236   5,029
   2004................................................     100      470     570
   2005................................................     --       295     295
                                                        -------  ------- -------
                                                        $17,435  $67,340 $84,775
                                                        =======  ======= =======

  Included in total time deposits are $11,496,000 of certificates of deposit subject to repricing on a quarterly basis (indexed to the three month yield on U.S. Treasury bills). Of these time deposits, $5,981,000 have remaining maturities of one year or less.

(6) Federal Home Loan Bank Advances and Other Borrowings

  At December 31, 2000, advances from the Federal Home Loan Bank of Boston ("FHLB") have scheduled repayments as follows:

   2001............................................................. $   255,598
   2002.............................................................   1,662,490
   2003.............................................................   2,764,791
   2004.............................................................     279,607
   2005.............................................................     298,749
   2006 and thereafter..............................................   5,608,006
                                                                     -----------
                                                                     $10,869,241
                                                                     ===========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

  Of the total FHLB advances, $8,369,241 represents amortizing notes with final maturities of 2-14 years and amortization periods of 15-25 years. The remaining $2,500,000 matures at September 17, 2003, with a one time call option exercisable by the FHLB on September 17, 2001. Information relative to the Company's advances from the FHLB during 2000 is as follows:

   Balance, December 31, 2000...................................... $10,869,241
   Average amount outstanding during the year......................  12,790,198
   Maximum amount outstanding at any month end.....................  13,594,693
   Weighted average interest rate at December 31, 2000.............        5.97%
   Weighted average interest rate during the year..................        5.97%

  All borrowings from the FHLB are secured by the Company's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of unpledged U.S. government and federal agency obligations and 75% of the carrying value of certain unpledged residential mortgage loans. At December 31, 2000 and 1999, the Company had an unused borrowing capacity of $28,164,000 and $26,290,000 respectively, which excludes an unused overnight line of credit of $2,352,000.

  The Company also had $9,574,571 and $9,411,111 of other borrowings at December 31, 2000 and 1999, respectively. These borrowings consist of repurchase agreements with customers and securities dealers and are collateralized by mortgage-backed securities and obligations of the U.S. Government and agency obligations. The following table represents scheduled maturities and interest rates of these agreements at December 31, 2000.

                                                            Weighted
                                                            Average
   Maturity                                                   Rate     Amount
   --------                                                 -------- ----------
   January 2001............................................   3.50%  $4,474,571
   February 2001 ..........................................   5.67    5,100,000
                                                              ----   ----------
                                                              4.68%  $9,574,571
                                                              ====   ==========

  At December 31, 2000, the Company's risk with counterparties to securities sold under repurchase agreements was approximately $614,000. The amount at risk with counterparties represents the excess of the greater of the carrying value or estimated market value of underlying collateral plus related accrued interest receivable over the total repurchase borrowing and related accrued interest payable.

  Securities sold under repurchase agreements averaged $9,204,791 and $11,311,027 during 2000 and 1999, respectively. The maximum amounts outstanding at any month end were $9,574,571 during 2000 and $12,055,000 during 1999. The weighted average interest rate was 4.99% during 2000 and 4.89% during 1999.

(7) Commitments and Contingencies

 Leases

  The Company leases the land on which its Cranston branch office is located, and building space in which its North Kingstown in-store branch is located. The annual rental expense under these leases is as follows:

   2001................................................................. $46,500
   2002.................................................................  31,916
   2003.................................................................  21,500
   2004.................................................................   8,958
   2005 and thereafter .................................................     --

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000
  The leases contain renewal options commencing in May 2002 and extending to May 2012. Under the terms of the renewal options, the annual rental expense for both leases will not exceed $63,563.

 Litigation

  As of December 31, 2000, the Company was involved in certain lawsuits that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the views of legal counsel as to the outcome of the litigation. In management's opinion, final disposition of such lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

 Reserve Requirement

  The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required balances, including vault cash, were $460,000 and $469,000 as of December 31, 2000 and 1999, respectively.

 Financial Instruments With Off-balance Sheet Risk and Concentration of Credit Risk

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

  Off-balance sheet instruments, whose contract amounts present credit risk, include the following:

                                                              December 31,
                                                          ---------------------
                                                             2000       1999
                                                          ---------- ----------
   Unused portion of existing lines of credit............ $8,150,000 $7,864,000
   Unadvanced construction loans.........................  2,283,000  2,149,000
   Firm commitments to extend credit.....................  1,077,000  1,679,000

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

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

(8) Income Taxes

  The provision for income taxes consists of the following components:

                                                 Years Ended December 31,
                                              ---------------------------------
                                                 2000        1999       1998
                                              ----------  ----------  ---------
Federal--
  Current.................................... $1,212,863  $1,140,786  $ 832,993
  Prepaid....................................   (180,000)   (237,000)  (114,000)
  State......................................     55,750     157,250     75,000
                                              ----------  ----------  ---------
                                              $1,088,613  $1,061,036  $ 793,993
                                              ==========  ==========  =========

  The provision for income taxes differs from the amount computed by applying the statutory rate of 34%, as summarized below:

                            Years Ended December 31,
                         --------------------------------
                            2000       1999       1998
                         ---------- ----------  ---------
Provision for income
 taxes at statutory
 rate................... $1,040,173 $  979,093  $ 762,974
State taxes, net of
 federal benefit........     36,795    103,785     49,500
Other...................     11,645    (21,842)   (18,481)
                         ---------- ----------  ---------
                         $1,088,613 $1,061,036  $ 793,993
                         ========== ==========  =========

  The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2000 and 1999 are as follows:

                                                                December 31,
                                                              -----------------
                                                                2000     1999
                                                              -------- --------
Gross deferred tax assets:
  Allowance for loan losses.................................. $509,004 $484,241
  Deferred loan origination fees.............................   57,430   60,812
  Supplemental executive pension plan........................  279,336  162,838
  Accrued expenses...........................................  118,647   95,106
                                                              -------- --------
Gross deferred tax assets....................................  964,417  802,997
                                                              -------- --------
Gross deferred tax liabilities:
  Depreciation...............................................  156,161  174,728
  Installment sales..........................................   13,256   13,269
                                                              -------- --------
Gross deferred tax liabilities...............................  169,417  187,997
                                                              -------- --------
Net deferred tax asset....................................... $795,000 $615,000
                                                              ======== ========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000
  A valuation reserve is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. No valuation reserve was required as of December 31, 2000 or 1999.

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

  Related party loan activity was as follows:

                                                             2000       1999
                                                          ---------- ----------
   Balance at beginning of year.......................... $1,604,451 $1,906,279
     Originations........................................     68,620        --
     Payments............................................    440,389    301,828
                                                          ---------- ----------
   Balance at end of year................................ $1,232,682 $1,604,451
                                                          ========== ==========

(10) Employee Benefit Plan

  The Company is a member of the Financial Institutions Retirement Fund
(FIRF), a multiple employer pension plan. As a participant in FIRF, the Company expenses its contributions to this plan, which is accounted for as a defined contribution plan. The Company's pension expense was $131,900 for the year ended December 31, 2000. For the years ended December 31, 1999 and 1998, the plan reached a fully funded status and the Company was not required to make a contribution. Consequently, no pension expense was recorded during 1999 and 1998.

  Effective January 1, 1995, the Company established a nonqualified retirement plan (Plan) to provide supplemental retirement benefits to designated employees whose pension benefits are otherwise limited by the Internal Revenue Code regulations. During 2000, the Company amended the Plan to provide for a minimum benefit of 80% of the participant's three highest years' base salary. This amendment was accounted for in accordance with SFAS No. 87, "Employer's Accounting for Pensions". A liability and transition asset of $423,633 were recorded. The impact of this amendment was to increase the benefit obligation for prior service cost by $720,000 and to increase net periodic benefit cost by $146,000.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

  The following table sets forth a reconciliation of the Plan's projected benefit obligation, a reconciliation of fair value of plan assets, the funded status of the plan, and the components of net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998:

                                                  2000       1999       1998
                                               ----------  ---------  --------
Change in benefit obligations:
  Benefit obligation at beginning of year..... $  752,754  $ 488,093  $365,941
  Service cost................................     32,164     28,316    19,177
  Interest cost...............................    113,871     50,542    32,715
  Actuarial loss (gain).......................    765,529    185,803    70,260
                                               ----------  ---------  --------
  Benefit obligation at end of year...........  1,664,318    752,754   488,093
                                               ----------  ---------  --------
Change in plan assets:
  Fair value of plan assets at beginning of
   year.......................................    574,611    412,318   310,091
  Actual return on plan assets................      6,927     32,298    21,779
  Employer contributions......................    291,245    129,995    80,448
                                               ----------  ---------  --------
  Fair value of plan assets at end of year ...    872,783    574,611   412,318
                                               ----------  ---------  --------
  Funded status...............................   (791,535)  (178,143)  (75,775)
  Unrecognized net actuarial loss (gain)......    234,528    202,879    39,657
  Unrecognized prior service cost.............    731,449    142,779   171,335
  Unrecognized net asset being recognized over
   10 years...................................   (514,329)   (90,696)  (31,638)
                                               ----------  ---------  --------
  Prepaid (accrued) benefit cost.............. $ (339,887) $  76,819  $103,579
                                               ==========  =========  ========
Components of net periodic benefit cost:
  Service cost................................ $   32,164  $  28,316  $ 19,177
  Interest cost...............................    113,871     50,542    32,715
  Amortization of prior service cost..........    131,427     28,556    28,556
  Amortization of unrecognized loss (gain)....     13,783     22,581       --
                                               ----------  ---------  --------
  Net periodic benefit cost................... $  291,245  $ 129,995  $ 80,448
                                               ==========  =========  ========

  For calculating 2000, 1999 and 1998 pension costs for this nonqualified plan the following assumptions were used:

   Assumed discount rate...............................................     7.5%
   Rate of increase in compensation level..............................     5.0%
   Amortization period for unrecognized prior service cost............. 10 years

  The Company is a member of the Financial Institutions Thrift Plan for the benefit of its employees. This plan, which was effective January 1, 1997, is a qualified savings incentive plan under Internal Revenue Code section 401(k). Under the terms of the Plan, the Company matches 50% of the first 6% of each eligible employee's contribution. The Company's expense under this plan amounted to $41,175, $46,995, and $32,848 for the years ended December 31, 2000, 1999 and 1998.

(11) Stockholders' Equity

  On November 16, 1998, the Company's Board of Directors authorized the repurchase of up to 5%, or 63,062 shares, of the Company's common stock. During 2000 and 1999, the Company repurchased a total of 47,500

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000
shares under the repurchase program at prices ranging from $12.625 to $12.9375 per share. Total capital used for these repurchases amounted to $608,125.

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

  A discount of $717,005 was recorded to reduce the carrying value of the Senior Debenture at the date of issuance in recognition of its favorable interest terms. This discount was amortized over the initial term of the Senior Debenture on the level yield method. The discount amortization for the years ended December 31, 2000, 1999 and 1998 amounted to $0, $15,860 and $205,983, respectively, and is classified as interest expense in the accompanying consolidated statements of income.

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

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

  FHLB Stock. The FHLB stock does not have a readily determinable market value. Consequently, the carrying amount is considered to approximate its fair value.

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

  Loan Servicing Asset. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost.

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

  At December 31, 2000 and 1999, the estimated fair value of the Company's financial instruments are as follows:

                                                December 31,
                             ---------------------------------------------------
                                       2000                      1999
                             ------------------------- -------------------------
                               Carrying                  Carrying
                                Amount     Fair Value     Amount     Fair Value
                             ------------ ------------ ------------ ------------
          ASSETS
          ------
Cash and due from banks and
 securities purchased under
 agreement to resell.......  $  4,803,931 $  4,803,931 $  9,244,055 $  9,244,055
Loans held for sale........       505,000      508,480      942,338    1,008,571
Investment securities:
  Held-to-maturity.........    22,488,801   22,451,901   15,691,004   15,450,453
  Available-for-sale.......    31,923,655   31,923,655   20,857,124   20,857,124
Federal Home Loan Bank
 stock.....................       716,000      716,000      681,500      681,500
Loans--net.................   102,128,196  104,462,000   93,382,709   94,033,000
Loan servicing asset.......       464,926      464,926      174,453      174,453

        LIABILITIES
        -----------
Deposits...................  $129,046,249 $129,617,000 $104,588,505 $104,430,000
Securities sold under
 agreements to repurchase..     9,574,571    9,572,000    9,411,111    9,282,000
Federal Home Loan Bank
 advances..................    10,869,241   11,028,000   13,610,400   13,479,000

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          Year Ended December 31, 2000

(14) The Company (Parent Company Only)

  The condensed separate financial statements of the Company are presented below.

                            CONDENSED BALANCE SHEETS

                                                           December 31,
                                                      ------------------------
                                                         2000         1999
                                                      -----------  -----------
                       ASSETS
                       ------
Cash and due from banks.............................. $    57,762  $    79,227
Investment securities:
  Available-for-sale (amortized cost: $631,779 in
   2000 and 1999) ...................................     386,167      502,255
Investment in subsidiary bank........................  15,949,905   14,827,906
Other assets.........................................     119,882       82,023
                                                      -----------  -----------
    Total assets..................................... $16,513,716  $15,491,411
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
Other liabilities ................................... $    23,001  $     9,771
                                                      -----------  -----------
    Total Liabilities ...............................      23,001        9,771
                                                      -----------  -----------
Stockholders' Equity:
  Common stock ......................................   1,328,041    1,328,041
  Surplus ...........................................   4,431,380    4,431,380
  Retained earnings .................................  11,892,318   10,504,194
  Accumulated other comprehensive (loss) income .....    (405,939)    (186,265)
                                                      -----------  -----------
                                                       17,245,800   16,077,350
Less--Treasury stock ................................     755,085      595,710
                                                      -----------  -----------
    Total stockholders' equity ......................  16,490,715   15,481,640
                                                      -----------  -----------
    Total liabilities and stockholders' equity ...... $16,513,716  $15,491,411
                                                      ===========  ===========

                         CONDENSED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                            ----------------------------------
                                               2000        1999        1998
                                            ----------  ----------  ----------
Interest and dividend income .............. $  766,313  $1,028,666  $  491,446
Interest and other expense ................     88,000     162,503     338,776
                                            ----------  ----------  ----------
Income before income taxes and equity in
 undistributed earnings of subsidiary .....    678,313     866,163     152,670
Applicable income tax benefit .............    (20,387)    (28,963)    (51,007)
                                            ----------  ----------  ----------
Income before equity in undistributed
 earnings of subsidiary ...................    698,700     895,126     203,677
Equity in undistributed earnings of
 subsidiary ...............................  1,272,019     923,522   1,246,371
                                            ----------  ----------  ----------
Net income ................................ $1,970,719  $1,818,648  $1,450,048
                                            ==========  ==========  ==========

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000

                      CONDENSED STATEMENTS OF CASH FLOWS

                                               Years Ended December 31,
                                          -------------------------------------
                                             2000         1999         1998
                                          -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................  $ 1,970,719  $ 1,818,648  $ 1,450,048
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities--
    Equity in undistributed earnings of
     subsidiary ........................   (1,272,019)    (923,522)  (1,246,371)
    Amortization of discount on
     debenture .........................          --        15,860      205,983
    Net accretion on investment
     securities ........................          --       (34,904)     (44,134)
    Net increase (decrease) in accrued
     expenses and other liabilities.....       13,230       12,702      (59,453)
    Net decrease (increase) in other
     assets ............................        8,575       32,692      (12,459)
                                          -----------  -----------  -----------
      Net cash provided by operating
       activities ......................      720,505      921,476      293,614
                                          -----------  -----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities of investment
   securities available-for- sale ......          --     8,825,000    3,600,000
  Purchase of investment securities
   available-for-sale ..................          --    (5,876,675)  (3,523,036)
                                          -----------  -----------  -----------
      Net cash provided by investing
       activities.......................          --     2,948,325       76,964
                                          -----------  -----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Senior Debenture ........          --    (3,000,000)         --
  Purchase of common stock for treasury.     (159,375)    (448,750)         --
  Dividends paid .......................     (582,595)    (444,597)    (365,762)
                                          -----------  -----------  -----------
      Net cash used in financing
       activities.......................     (741,970)  (3,893,347)    (365,762)
                                          -----------  -----------  -----------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS ...........................      (21,465)     (23,546)       4,816
CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR...................................       79,227      102,773       97,957
                                          -----------  -----------  -----------
CASH AND CASH EQUIVALENTS, END OF YEAR..  $    57,762  $    79,227  $   102,773
                                          ===========  ===========  ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
  Interest paid ........................  $       --   $    82,369  $   201,450
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

  Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of ratios (set forth in the table below) of total Tier I capital (as defined in

                     FIRST FINANCIAL CORP. AND SUBSIDIARY

                         Year Ended December 31, 2000
the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2000, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered "well capitalized" by the federal banking agencies. The most recent Federal Deposit Insurance Corporation examination categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.

                                                                  To Be Well
                                               For Capital     Capitalized Under
                                                 Adequacy      Prompt Corrective
                               Actual            Purposes      Action Provisions
                          -----------------  ----------------  -----------------
                            Amount    Ratio    Amount   Ratio    Amount    Ratio
                          ----------- -----  ---------- -----  ----------- -----
As of December 31, 2000:
  The Company:
    Total capital (to
     risk weighted
     assets)............  $18,338,000 15.94% $9,229,440 8.00%          --    --
    Tier I capital (to
     risk weighted
     assets)............   16,896,000 14.68   4,614,720 4.00           --    --
    Tier I capital (to
     average assets)....   16,896,000 10.10   5,019,330 3.00           --    --
  The Bank:
    Total capital (to
     risk weighted
     assets)............  $17,641,000 15.44% $9,143,200 8.00%  $11,429,000 10.00%
    Tier I capital (to
     risk weighted
     assets)............   16,208,000 14.18   4,571,600 4.00     6,857,400  6.00
    Tier I capital (to
     average assets)....   16,208,000  9.79   4,966,080 3.00     8,276,800  5.00
As of December 31, 1999:
  The Company:
    Total capital (to
     risk weighted
     assets)............  $16,843,000 17.97% $7,497,920 8.00%          --    --
    Tier I capital (to
     risk weighted
     assets)............   15,667,000 16.72   3,748,960 4.00           --    --
    Tier I capital (to
     average assets)....   15,667,000 10.71   4,386,930 3.00           --    --
  The Bank:
    Total capital (to
     risk weighted
     assets)............  $16,105,000 17.30% $7,446,720 8.00%  $ 9,308,400 10.00%
    Tier I capital (to
     risk weighted
     assets)............   14,937,000 16.05   3,723,360 4.00     5,585,040  6.00
    Tier I capital (to
     average assets)....   14,937,000 10.26   4,367,130 3.00     7,278,550  5.00

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

                         Year Ended December 31, 2000

  Non reportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the Other category in the disclosure of business segments below. These non reportable segments include the Parent Company (Note 14).

  The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and the Parent Company investments in subsidiary.

  Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                          Community               Other Adjustments
                           Banking       Other    and Eliminations  Consolidated
                         ------------ ----------- ----------------- ------------
December 31, 2000
  Investment Securities. $ 54,026,289 $16,336,072   $(15,949,905)   $ 54,412,456
  Net Loans.............  102,128,196         --             --      102,128,196
  Total Assets..........  167,829,981  16,513,716    (15,972,190)    168,371,507
  Total Deposits........  129,068,534         --         (22,285)    129,046,249
  Total Liabilities.....  151,880,076      23,001        (22,285)    151,880,792
  Net Interest Income...    6,785,108     766,313       (741,971)      6,809,450
  Provision for Loan
   Losses...............      175,000         --             --          175,000
  Total Noninterest
   Income...............    1,002,934   1,272,019     (1,272,019)      1,002,934
  Total Noninterest
   Expense..............    4,490,052      88,000            --        4,578,052
  Net Income............    2,013,990   1,970,719     (2,013,990)      1,970,719
December 31, 1999
  Investment Securities. $ 36,045,873 $15,330,161   $(14,827,906)   $ 36,548,128
  Net Loans.............   93,382,709         --             --       93,382,709
  Total Assets..........  144,163,948  15,491,411    (14,873,704)    144,781,655
  Total Deposits........  104,634,303         --         (45,798)    104,588,505
  Total Liabilities.....  129,336,042       9,771        (45,798)    129,300,015
  Net Interest Income...    6,255,500     944,163       (954,161)      6,245,502
  Provision for Loan
   Losses...............      275,000         --             --          275,000
  Total Noninterest
   Income...............      826,075     923,522       (923,522)        826,075
  Total Noninterest
   Expense..............    3,838,893      78,000            --        3,916,893
  Net Income............    1,877,683   1,818,648     (1,877,683)      1,818,648
December 31, 1998
  Investment Securities. $ 43,350,685 $17,598,692   $(14,128,694)   $ 46,820,683
  Net Loans.............   85,008,787         --             --       85,008,787
  Total Assets..........  138,314,148  17,816,180    (14,211,398)    141,918,930
  Total Deposits........  104,454,631         --         (82,703)    104,371,928
  Total Liabilities.....  124,185,453   3,002,938        (82,703)    127,105,688
  Net Interest Income...    5,410,294     238,670       (302,697)      5,346,267
  Provision for Loan
   Losses...............      250,000         --             --          250,000
  Total Noninterest
   Income...............      616,005   1,246,371     (1,246,371)        616,005
  Total Noninterest
   Expense..............    3,382,231      86,000            --        3,468,231
  Net Income............    1,549,068   1,450,048     (1,549,068)      1,450,048

                      FIRST FINANCIAL CORP. AND SUBSIDIARY

                          Year Ended December 31, 2000

(17) Selected Quarterly Financial Data (unaudited)

  A summary of selected quarterly financial data for the years ended December 31, 2000 and 1999 is as follows:

                                                 2000 Quarter Ended
                                      -----------------------------------------
                                      March 31 June 30 September 30 December 31
                                      -------- ------- ------------ -----------
                                        (In thousands, except per share data)
Interest income......................  $3,108  $3,357     $3,460      $3,469
Interest expense.....................   1,491   1,667      1,705       1,722
                                       ------  ------     ------      ------
  Net interest income................   1,617   1,690      1,755       1,747
Provision for loan losses............      50      75         50         --
                                       ------  ------     ------      ------
  Net interest income after provision
   for loan losse....................   1,567   1,615      1,705       1,747
Noninterest income...................     199     231        275         298
Noninterest expense..................   1,071   1,103      1,155       1,249
                                       ------  ------     ------      ------
  Income before taxes................     695     743        825         796
Income taxes.........................     246     264        292         286
                                       ------  ------     ------      ------
  Net income.........................  $  449  $  479     $  533      $  510
                                       ======  ======     ======      ======
Basic earnings per share.............  $ 0.37  $ 0.39     $ 0.44      $ 0.42
                                       ======  ======     ======      ======
Diluted earnings per share...........  $ 0.37  $ 0.39     $ 0.44      $ 0.42
                                       ======  ======     ======      ======
                                                 1999 Quarter Ended
                                      -----------------------------------------
                                      March 31 June 30 September 30 December 31
                                      -------- ------- ------------ -----------
                                        (In thousands, except per share data)
Interest income......................  $2,703  $2,739     $2,873      $2,865
Interest expense.....................   1,233   1,225      1,234       1,242
                                       ------  ------     ------      ------
  Net interest income................   1,470   1,514      1,639       1,623
Provision for loan losses............      75      50         75          75
                                       ------  ------     ------      ------
  Net interest income after provision
   for loan losse....................   1,395   1,464      1,564       1,548
Noninterest income...................     218     168        215         225
Noninterest expense..................     963     869      1,080       1,005
                                       ------  ------     ------      ------
  Income before taxes................     650     763        699         768
Income taxes.........................     243     274        256         288
                                       ------  ------     ------      ------
  Net income.........................  $  407  $  489     $  443      $  480
                                       ======  ======     ======      ======
Basic earnings per share.............  $ 0.33  $ 0.40     $ 0.36      $ 0.39
                                       ======  ======     ======      ======
Diluted earnings per share...........  $ 0.33  $ 0.40     $ 0.36      $ 0.39
                                       ======  ======     ======      ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Items 10 through 13 are incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the Company's 2000 fiscal year.

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

  (2) Financial Statements

  The following financial statements and accountant's report have been filed as Item 8 in Part II of this report:

    Report of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 2000 and 1999

    Consolidated Statements of Income for the years ended December 31, 2000, 1999, and 1998

    Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2000, 1999, and 1998

    Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

    Notes to Consolidated Financial Statements

  (3) Financial Statement Schedules

  Certain financial statement schedules are omitted because they are not applicable or because the information is provided in Part II, Item 8, "Financial Statements and Supplementary Data".

  (4) Reports on Form 8-K

  No reports on Form 8-K were filed during the quarter ended December 31, 2000.

                                 EXHIBIT INDEX


           Exhibit
 Reference Number                           Description
 --------- -------                          -----------
    (1)      3.1   --Amended and Restated Articles of Incorporation of the
                    Registrant.

    (1)      3.2   --By-Laws of Registrant.

    (1)      4.1   --Specimen Certificate for Shares of the Registrant's Common
                    Stock, $1.00 par value.

    (1)     10.1   --Lease Agreement between the Bank and Angelo Archetto
                      regarding Cranston, Rhode Island property dated as of May
                      14, 1974.

    (1)     10.2   --Acquisition Agreement between the Registrant, Maurice C.
                      Paradis, receiver for Chariho-Exeter Credit Union, and
                      the Rhode Island Depositors Economic Protection
                      Corporation (DEPCO) dated as of May 1, 1992.

    (1)     10.3   --Senior Debenture issued by Registrant to DEPCO dated as of
                      May 1, 1992.

    (4)     10.4   --Second Amended and Restated Employment Agreement between
                      Registrant and Patrick J. Shanahan, Jr. dated as of
                      February 8, 1999.

    (5)     10.6   --Amended Supplemental Executive Retirement Plan dated
                      November 13, 2000.

    (1)     10.7   --Financial Institutions Retirement Fund Defined Pension
                      Plan--Summary Plan Description.

    (1)     10.8   --Form of Deferred Compensation Agreement regarding
                      Directors' Fees.

    (2)     10.9   --Financial Institutions Thrift Plan--Summary Plan
                      Description.

    (2)     10.10  --Lease Agreement(s) between Bank and Wal-Mart Stores, Inc., dated as of January 27, 1997.

    (3)     10.11  --Service Agreement dated as of April 1, 1997 by and between
                      First Bank and Trust Company and BISYS, Inc.
                      (Confidential treatment granted for certain portions of the Exhibit).

    (1)     21.1   --Subsidiaries of Registrant.

--------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 (Registration No. 333-1654), as amended, which was initially filed with the Securities and Exchange Commission on February 26, 1996.

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

                                          FIRST FINANCIAL CORP.

                                              /s/ Patrick J. Shanahan, Jr.
                                          By: _________________________________
                                                  Patrick J. Shanahan, Jr
                                               Chairman, President and Chief
                                                     Executive Officer
Date: March 12, 2001

  Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

   /s/ Patrick J. Shanahan, Jr.        Chairman, President and      March 12, 2001
______________________________________  Chief Executive Officer;
       Patrick J. Shanahan, Jr.         Director

        /s/ Gary R. Alger              Director                     March 12, 2001
______________________________________
            Gary R. Alger

       /s/ Artin H. Coloian            Director                     March 12, 2001
______________________________________
           Artin H. Coloian

       /s/ Joseph A. Keough            Director                     March 12, 2001
______________________________________
           Joseph A. Keough

  /s/ Dr. Peter L. Mathieu, Jr.        Director                     March 12, 2001
______________________________________
      Dr. Peter L. Mathieu, Jr.

        /s/ Joseph V. Mega             Director                     March 12, 2001
______________________________________
            Joseph V. Mega

    /s/ John Nazarian, Ph.D.           Director                     March 12, 2001
______________________________________
         John Nazarian, Ph.D.

        /s/ Fred J. Simon              Director                     March 12, 2001
______________________________________
            Fred J. Simon

                                       Director                     March 12, 2001
______________________________________
          William P. Shields

       /s/ John A. Macomber            Vice President, Treasurer    March 12, 2001
______________________________________  and
           John A. Macomber             Chief Financial Officer