Form 10-Q
period 2001-03-31
FIRST FINANCIAL CORP /RI/
filed 2001-05-11
CIK 354948

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001     Commission file number 0-27878


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

At May 2, 2001, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,213,741 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX

                                                                                                            PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.............................................................................   1
     Consolidated Balance Sheets - March 31, 2001 and December 31, 2000...................................   1

     Consolidated Statements of Income - Three months ended March 31, 2001 and 2000.......................   2

     Consolidated Statements of Stockholders' Equity and Comprehensive Income- Three
          months ended March 31, 2001 and year ended December 31, 2000....................................   3

     Consolidated Statements of Cash Flows - Three months ended March 31, 2001 and 2000...................   4

     Notes to Consolidated Financial Statements - March 31, 2001..........................................   5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations................................................................................   7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.......................................  13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings................................................................................  14

Item 2 - Changes in Securities............................................................................  14

Item 3 - Defaults Upon Senior Securities..................................................................  14

Item 4 - Submission of Matters to a Vote of Security Holders..............................................  14

Item 5 - Other Information................................................................................  14

Item 6 - Exhibits and Reports on Form 8-K.................................................................  14

SIGNATURES................................................................................................  15

EXHIBITS

Computation of per share earnings - Exhibit 11............................................................  16

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                                         March 31,    December 31,
                                                                           2001           2000
                                                                        -----------   -----------
                              ASSETS                                    (Unaudited)
CASH AND DUE FROM BANKS..............................................  $  1,882,981   $  3,055,863
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL......................    15,131,056      1,748,068
LOANS HELD FOR SALE..................................................     1,114,704        505,000
INVESTMENT SECURITIES:
 Held-to-maturity (fair value: $14,082,713 and $22,451,901)..........    14,032,347     22,488,801
 Available-for-sale..................................................    39,696,920     31,923,655
                                                                       ------------   ------------
  Total investment securities........................................    53,729,267     54,412,456
                                                                       ------------   ------------
FEDERAL HOME LOAN BANK STOCK.........................................     1,091,500        716,000
LOANS:
 Commercial..........................................................    11,809,505     13,099,260
 Commercial real estate..............................................    73,669,695     73,522,872
 Residential real estate.............................................    12,703,475     13,377,532
 Home equity lines of credit.........................................     2,557,457      2,948,764
 Consumer............................................................     1,010,887        939,063
                                                                       ------------   ------------
                                                                        101,751,019    103,887,491
 Less - Unearned discount............................................         5,578          7,674
 Allowance for loan losses...........................................     1,772,895      1,751,621
                                                                       ------------   ------------
  Net loans..........................................................    99,972,546    102,128,196
                                                                       ------------   ------------
PREMISES AND EQUIPMENT, net..........................................     1,981,915      2,003,583
OTHER ASSETS.........................................................     3,111,003      3,802,341
                                                                       ------------   ------------
TOTAL ASSETS.........................................................  $178,014,972   $168,371,507
                                                                       ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
 Demand..............................................................  $ 18,202,891  $ 19,187,122
 Savings and money market accounts...................................    23,867,504    25,084,287
 Time deposits.......................................................    85,614,951    84,774,840
                                                                       ------------  ------------
   Total deposits....................................................   127,685,346   129,046,249
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE.......................     8,514,320     9,574,571
FEDERAL HOME LOAN BANK ADVANCES......................................    21,804,354    10,869,241
ACCRUED EXPENSES AND OTHER LIABILITIES...............................     2,611,701     2,390,731
                                                                       ------------  ------------
TOTAL LIABILITIES....................................................   160,615,721   151,880,792
                                                                       ------------  ------------
STOCKHOLDERS' EQUITY:
 Common Stock, $1 par value
  Authorized - 5,000,000 shares
  Issued - 1,328,041 shares..........................................     1,328,041     1,328,041
 Surplus.............................................................     4,431,380     4,431,380
 Retained earnings...................................................    12,218,349    11,892,318
 Accumulated other comprehensive income (loss).......................       176,566      (405,939)
                                                                       ------------  ------------
                                                                         18,154,336    17,245,800
 Less - Treasury stock, at cost, 114,300 shares......................       755,085       755,085
                                                                       ------------  ------------
TOTAL STOCKHOLDERS' EQUITY...........................................    17,399,251    16,490,715
                                                                       ------------  ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................  $178,014,972  $168,371,507
                                                                       ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                     Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                      2001         2000
                                                                      ----         ----
                                                                         (Unaudited)
INTEREST INCOME:
 Interest and fees on loans......................................  $2,445,258  $2,325,210
 Interest and dividends on investment securities-
      U.S. Government and agency obligations.....................     550,628     455,024
      Collateralized mortgage obligations........................       9,835      21,856
   Mortgage-backed securities....................................      62,847      82,590
   Preferred stock...............................................     254,176      90,418
   Marketable equity securities and other........................      45,612      25,768
 Interest on cash equivalents....................................      90,770     107,516
                                                                   ----------  ----------
     Total interest income.......................................   3,459,126   3,108,382
                                                                   ----------  ----------
INTEREST EXPENSE:
 Interest on deposits............................................   1,413,841   1,170,151
 Interest on repurchase agreements...............................     102,576     119,828
 Interest on advances............................................     248,221     201,467
                                                                   ----------  ----------
    Total interest expense.......................................   1,764,638   1,491,446
                                                                   ----------  ----------
    Net interest income..........................................   1,694,488   1,616,936
PROVISION FOR LOAN LOSSES........................................      25,000      50,000
                                                                   ----------  ----------
    Net interest income after provision for
   loan losses...................................................   1,669,488   1,566,936
NONINTEREST INCOME:
 Service charges on deposits.....................................      80,173      67,429
 Gain on loan sales..............................................      12,770      56,306
 Other                                                                134,752      75,545
                                                                   ----------  ----------
    Total noninterest income.....................................     227,695     199,280
                                                                   ----------  ----------

NONINTEREST EXPENSE:
  Salaries and employee benefits.................................     631,445     587,365
  Occupancy expense..............................................     125,686     119,399
  Equipment expense..............................................      68,513      66,170
  Other real estate owned net losses and expenses................       1,200         166
  Computer services..............................................      68,233      63,383
  Deposit insurance assessments..................................      12,021       5,584
  Other operating expenses.......................................     229,089     229,260
                                                                   ----------  ----------
    Total noninterest expense....................................   1,136,187   1,071,327
                                                                   ----------  ----------
    Income before provision for income taxes.....................     760,996     694,889
PROVISION FOR INCOME TAXES.......................................     252,904     246,149
                                                                   ----------  ----------
NET INCOME.......................................................  $  508,092  $  448,740
                                                                   ==========  ==========

Earnings per share:
    Basic........................................................       $0.42       $0.37
                                                                   ==========  ==========
    Diluted......................................................       $0.42       $0.37
                                                                   ==========  ==========
Weighted average common shares outstanding.......................   1,213,741   1,215,297
Weighted average equivalent shares...............................     -------     -------
                                                                   ----------  ----------
Weighted average common and common stock equivalent
  shares outstanding.............................................   1,213,741   1,215,741
                                                                   ==========  ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME

                                                                          Accumulated
                                                                             Other                          Total
                                  Common                    Retained     Comprehensive     Treasury     Stockholders'  Comprehensive
                                   Stock      Surplus       Earnings     Income (Loss)      Stock           Equity        Income
                                -----------  ----------  --------------  -------------  --------------  --------------  -----------
Balance, December 31, 1999....   $1,328,041  $4,431,380    $10,504,194      $(186,265)      $(595,710)    $15,481,640

Net income....................      -------      ------      1,970,719        ------          ------        1,970,719   $1,970,719

Other comprehensive income, net
   of tax:

   Unrealized holding losses,
    net.......................      -------      ------         ------       (219,674)         ------        (219,674)    (219,674)
                                                                                                                        ----------
   of reclassification adjustment

Comprehensive income.........                                                                                           $1,751,045
                                                                                                                        ==========

Dividends declared ($.48 per
   share)....................                                 (582,595)                                      (582,595)

Repurchase of 12,500 shares of
   common stock...............                                                               (159,375)       (159,375)
                                 ----------  ----------    -----------      ---------       ---------     -----------

Balance, December 31, 2000....    1,328,041   4,431,380     11,892,318       (405,939)       (755,085)     16,490,715

Net income....................      -------      ------        508,092        ------          ------          508,092   $  508,092

Other comprehensive income, net
   of tax:

   Unrealized holding gains,
    net.......................      -------      ------         ------        582,505         ------          582,505      582,505
                                                                                                                        ----------
    of reclassification adjustment

Comprehensive income.........                                                                                           $1,090,597
                                                                                                                        ==========

Dividends declared ($.15 per
    share)...................       -------      ------       (182,061)        ------          ------        (182,061)
                                 ----------  ----------    -----------    -----------       ---------     -----------

Balance, March 31, 2001......    $1,328,041  $4,431,380    $12,218,349      $ 176,566       $(755,085)    $17,399,251
                                 ==========  ==========    ===========    ===========       =========     ===========

  The accompanying notes are an integral part of these consolidated financial statements

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
                                                                                      ---------------------------------
                                                                                             2001              2000
                                                                                      --------------     --------------
                                                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................    $    508,092      $    448,740
  Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Provision for  loan losses......................................................          25,000            50,000
   Depreciation and amortization...................................................          72,141            69,682
   Gains on sales of loans.........................................................         (12,770)          (56,306)
   Proceeds from sales of loans....................................................         240,711         1,328,234
   Loans originated for sale.......................................................        (837,645)       (2,592,595)
   Net increase (decrease) in deferred loan fees...................................           2,368            (5,290)
   Net accretion on investment securities held-to-maturity.........................         (15,102)           (2,597)
   Net accretion on investment securities available-for-sale.......................         (85,507)          (80,585)
   Net decrease in unearned discount...............................................          (2,096)           (5,112)
   Net decrease (increase) in other assets.........................................         303,001          (692,461)
   Net increase in accrued expenses and other liabilities..........................         220,970           628,192
                                                                                      -------------      ------------
           Net cash provided by (used in) operating activities.....................         419,163          (910,098)
                                                                                      -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities of investment securities
   held-to-maturity................................................................       9,471,556           370,222
 Proceeds from maturities of investment securities
   available-for-sale..............................................................      68,219,899        66,045,772
 Purchase of investment securities held-to-maturity................................      (1,000,000)       (6,749,766)
 Purchase of investment securities available-for-sale..............................     (74,936,815)      (82,314,285)
 Purchase of Federal Home Loan Bank stock..........................................        (375,500)           ------
 Net decrease (increase) in loans..................................................       2,130,378        (2,826,817)
 Purchase of premises and equipment................................................         (50,473)          (27,221)
                                                                                      -------------      ------------
           Net cash provided by (used in) investing activities.....................        3,459,045      (25,502,095)
                                                                                      --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in demand accounts........................................        (984,231)        3,483,174
 Net (decrease) and money market accounts..........................................      (1,216,783)       (1,870,787)
 Net increase in time deposits.....................................................         840,111        23,268,360
 Net (decrease) increase in repurchase agreements..................................      (1,060,251)           46,299
 Net increase (decrease) in Federal Home Loan Bank advances........................      10,935,113           (63,858)
 Purchase of common stock for treasury.............................................          ------          (159,375)
 Dividends paid....................................................................        (182,061)         (145,649)
                                                                                      -------------      ------------
           Net cash provided by financing activities...............................       8,331,898        24,558,164
                                                                                      -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.......................................................................      12,210,106        (1,854,029)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....................................       4,803,931         9,244,055
                                                                                      -------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...........................................   $  17,014,037      $  7,390,026
                                                                                      =============      ============

SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
   INFORMATION:
 Interest paid.....................................................................   $   1,774,111      $  1,357,218
                                                                                      =============      ============
 Income taxes paid.................................................................   $      44,456      $    145,000
                                                                                      =============      ============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
 Transfer of loans to OREO.........................................................   $      ------      $    100,000
                                                                                      =============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED MARCH 31, 2001

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's Annual Report and Form 10-K for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On April 2, 2001, the Company declared dividends of $182,061 or $.15 per share to all common stockholders of record on May 1, 2001, payable on May 14, 2001.

(3)  RECENT DEVELOPMENTS

     On January 22, 2001, the Company filed an election with the Federal Reserve Bank of Boston to become a financial holding company, pursuant to the Gramm-Leach-Bliley Act of 1999. On February 7, 2001, the Company's election became effective.

     The Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. This statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and to measure these instruments at fair value. Adoption of this statement had no impact on the Company's consolidated financial statements.

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

     The accounting policies used in the disclosure of business segments for these interim financial statements are the same as those used in the December 31, 2000 Annual Report and Form 10-K. The consolidation adjustments reflect certain eliminations of intersegment revenue.

     Reportable specific information and reconciliation to consolidated financial information is as follows:


                                         Community               Other Adjustments
                                          Banking       Other     and Eliminations  Consolidated
Three Months Ended March 31, 2001
     Net Interest Income                $1,688,423     $525,996       $(519,931)     $1,694,488
     Provision for Loan Losses              25,000        -----           -----          25,000
     Total Noninterest Income              227,695        -----           -----         227,695
     Total Noninterest Expense           1,112,187       24,000           -----       1,136,187
     Net Income                            519,931      508,092        (519,931)        508,092

Three Months Ended March 31, 2000
     Net Interest Income                $1,610,878     $465,029       $(458,971)     $1,616,936
     Provision for Loan Losses              50,000        -----           -----          50,000
     Total Noninterest Income              199,280        -----           -----         199,280
     Total Noninterest Expense           1,047,327       24,000           -----       1,071,327
     Net Income                            458,971      448,740        (458,971)        448,740

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General
-------

First Financial Corp. ("Company") is a financial holding company that was organized under Rhode Island law in 1980 for the purposes of owning all of the outstanding capital stock of First Bank and Trust Company ("Bank") and providing greater flexibility in helping the Bank achieve its business objectives. The Bank is a Rhode Island chartered commercial bank that was originally chartered and opened for business on February 14, 1972. The Bank provides a broad range of lending and deposit products primarily to individuals and small businesses ($10 million or less in total revenues). Although the Bank has full commercial banking and trust powers, it has not exercised its trust powers and does not, at the current time, provide asset management or trust administration services.
The Bank's deposits are insured by the FDIC up to applicable limits.

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

Summary
-------

For the three months ended March 31, 2001, the Company reported net income of $508,092 compared to net income of $448,740 for the three months ended March 31, 2000, or an increase of 13.2%. Basic and diluted net income per share were $.42 for the quarter ended March 31, 2001, based on 1,213,741 weighted average common and common stock equivalent shares outstanding, compared to $.37 per share in the first quarter of 2000, based on 1,215,297 weighted average common and common stock equivalent shares outstanding.

The first quarter ended March 31, 2001 was the strongest first quarter in the Company's history. Overall, this achievement was accomplished as a result of
(i) a slight increase in net interest income with balance sheet growth negating a drop in margin in a rapidly declining interest rate environment, (ii) strong asset quality, (iii) solid results from the residential mortgage program and,
(iv) control in overhead spending.

Total assets increased $9.6 million or 5.7% to $178.0 million at March 31, 2001 from $168.4 million at December 31, 2000. The loan portfolio, net of unearned discount, decreased $2.1 million or 2.0% to $101.8 million at March 31, 2001 from $103.9 million at December 31, 2000. This decrease resulted primarily from the Company's inability to close several substantial credits within the first quarter (which closed in April 2001) while, during the same period, recording unanticipated payoffs of several sizeable loans. The Company's investment portfolio remained virtually flat at $53.7 million at March 31, 2001 compared to $54.4 million at December 31, 2000. Cash and cash equivalents increased $12.2 million to $17.0 million at March 31, 2001, from $4.8 million at December 31, 2000. Funding for this increase occurred within wholesale funding sources, specifically Federal Home Loan Bank (FHLB) advances which increased $10.9 million to $21.8 million at March 31, 2001 from $10.9 million at December 31, 2000. During the first quarter of 2001, the Company invested $5 million of a FHLB advance in government agency preferred stock and used another $6 million advance to build liquidity in anticipation of the April 2001 maturity of nearly $30 million in time deposits, of which the Company retained approximately $24 million.


Financial Condition

Asset Quality
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal and held by the Company at the dates indicated.

                                                            As of and for the          As of and for the
                                                            three months ended           year ended
                                                                March 31,                December 31,
                                                          -------------------         ----------------
                                                            2001        2000                  2000
                                                           ------      ------                ------
                                                                        (Dollars in Thousands)
          Nonperforming loans.........................     $   30    $    193               $   -0-
          Other real estate owned.....................     $  -0-    $    100               $   -0-
          Total nonperforming assets..................     $   30    $    293               $   -0-
          Loans 30-89 days delinquent.................     $  656    $    676               $   460
          Nonperforming assets to total assets........       0.02%       0.17%                   NM
          Nonperforming loans to total loans..........       0.03%       0.30%                   NM
          Net loan (recoveries) charge-offs
           to average loans...........................      0.004%     ( 0.01)%               (0.02)%
          Allowance for loan losses to total
           loans......................................       1.74%       1.65%                 1.69%
          Allowance for loan losses
           to nonperforming loans (multiple)..........      58.23X       8.36X                   NM

     NM - Not Meaningful

The following represents the activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000:


                                                      Three Months Ended
                                                            March 31,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------

          Balance at beginning of period........    $1,751,621  $1,556,405
               Provision........................        25,000      50,000
               Loan charge-offs.................        (4,096)     (1,440)
               Recoveries.......................           370      10,762
                                                    ----------  ----------
          Balance at end of period..............    $1,772,895  $1,615,727
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

Deposits and Other Borrowings
-----------------------------

Total deposits decreased $1.4 million or 1.1% to $127.7 million at March 31, 2001 from $129.1 million at December 31, 2000. During the three months ended March 31, 2001, demand deposits decreased $1.0 million, savings and money market accounts decreased $1.2 million, and time deposits increased $.8 million.

Securities sold under agreements to repurchase (REPO) decreased $1.1 million to $8.5 million at March 31, 2001 from $9.6 million at December 31, 2000. During the first quarter of 2001, a $5 million REPO bearing an interest rate of 5.67%, matured. The Company refinanced $4 million for a term of 3 years at an interest rate of 5.38%. As previously mentioned, the Company took down $11 million in FHLB advances during the first quarter of 2001. One of the advances for $5 million at 4.58% with a 10 year/2 year call structure, was used to purchase government agency preferred stock at an adjustable rate which resets every two years. The other advance for $6 million at 4.50% with a 10 year/1 year call structure was used for liquidity purposes.


Results of Operations

Net Interest Income
-------------------

Net interest income (the difference between interest and dividends earned on loans and investments and interest paid on deposits and other borrowings) increased to $1,694,488 for the three months ended March 31, 2001, compared to $1,616,936 for the first quarter of 2000. This increase was the result of an increase in interest-earning assets, offset somewhat by a decline in net interest spreads and margins.

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

                                                                       Three Months Ended March 31,
                                                                       ---------------------------
                                                                 2001                                 2000
                                              ----------------------------------------  -------------------------------
                                                               Interest       Average               Interest   Average
                                                Average        Income/        Yield/    Average     Income/    Yield/
                                                Balance        Expense        Rate      Balance     Expense    Rate
                                                -------        -------        ----      -------     ------     ----
                                                                           (Dollars in Thousands)
Interest-earning assets:
  Loans.....................................  $103,232,728   $  2,445,258      9.47%  $ 97,251,579  $2,325,210   9.56%
  Investment securities - AFS...............    36,249,923        611,346      6.75     27,026,500     415,534   6.15
  Investment securities  - HTM..............    18,901,020        295,847      6.26     17,539,809     248,066   5.66
  Securities purchased under agreements to
     resell.................................     8,495,891         90,770      4.27      9,142,565     107,515   4.70
  Federal Home Loan Bank Stock and other....     1,113,530         15,905      5.71        761,772      12,057   6.33
                                              ------------   ------------      ----   ------------  ----------   ----
Total interest-earning assets...............   167,993,092      3,459,126      8.24    151,722,225   3,108,382   8.19
                                                             ------------      ----                 ----------   ----
Noninterest-earning assets:
 Cash and due from banks....................     2,321,289                               3,456,438
   Premises and equipment...................     1,998,235                               2,153,863
   Other real estate owned..................             0                                  26,374
   Allowance for loan losses................    (1,762,241)                             (1,589,816)
   Other assets.............................     3,115,662                               1,971,359
                                              ------------                            ------------
Total noninterest-earning assets............     5,672,945                               6,018,218
                                              ------------                            ------------
Total assets................................  $173,666,037                            $157,740,443
                                              ============                            ============

Interest-bearing liabilities:
   Deposits:
      Interest bearing demand and NOW
       deposits.............................  $  3,044,657         10,992      1.44   $  3,285,048      11,992   1.46
      Savings deposits......................    18,508,988        108,230      2.34     17,484,865      92,527   2.12
      Money market deposits.................     2,547,615         12,585      1.98      1,398,056       6,758   1.93
      Time deposits.........................    85,310,889      1,282,034      6.01     77,557,703   1,058,874   5.46
    Securities sold under agreements to
     repurchase.............................     9,119,984        102,576      4.50      9,430,886     119,828   5.08
    Federal Home Loan Bank advances.........    18,485,820        248,221      5.37     13,571,818     201,467   5.94
                                              ------------   ------------      ----   ------------  ----------   ----
Total interest-bearing liabilities..........   137,017,953      1,764,638      5.15    122,728,376   1,491,446   4.86
                                                             ------------      ----                 ----------   ----

Noninterest-bearing liabilities:
   Noninterest-bearing deposits.............    17,789,535                              18,140,751
   Other liabilities........................     2,149,149                               1,526,569
                                              ------------                            ------------
Total noninterest-bearing liabilities.......    19,938,684                              19,667,320
Stockholders' equity........................    16,709,400                              15,344,747
                                              ------------                            ------------
Total liabilities and stockholders' equity..  $173,666,037                            $157,740,443
                                              ============                            ============
Net interest income.........................                 $  1,694,488                           $1,616,936
                                                             ============                           ==========
Interest spread.............................                                   3.09%                             3.33%
                                                                               ====                              ====
Net interest margin.........................                                   4.03%                             4.26%
                                                                               ====                              ====

Total interest income increased $350,744 or 11.3% to $3,459,126 from $3,108,382. Quarterly average interest-earning assets increased $16.3 million to $168.0. This growth contributed $316,646 to the increase in total interest income. The yield on earning assets improved to 8.24% versus 8.19% and added another $34,098 to the improvement in total interest income. Total interest expense increased $273,192 or 18.3% to $1,764,638 from $1,491,446. Quarterly average interest-
bearing liabilities increased $14.3 million to $137.0 million. This growth, a substantial portion of which occurred in high-cost retail time deposits, accounted for $189,799 to the increase in total interest expense. The Company's cost of funds jumped 29 basis points to 5.15% from 4.86%. This increase contributed another $83,393 to the increase in total interest expense. Once again, the preponderance of this increase took place within retail time deposits and specifically the full quarter's impact of February 2000's 14-month time deposit promotion at 7%. Overall, net interest income increased $77,552 to $1,694,488 from $1,616,936. Balance sheet growth (volume) accounted for $126,847 of this increase while a decline in net interest spread (rate) to 3.08% from 3.33% reduced net interest income $49,295. The Company's net interest margin declined 23 BP to 4.03% from 4.26%.

During the first quarter of 2001, the Federal Reserve reduced the targeted fed funds rate on three occasions by a total of 150 basis points. This action led to a similar decline in the Company's prime interest rate, and resulted in the immediate repricing of nearly $20 million in prime rate indexed loans. Although the Company maintains a negative one-year gap position and is interest rate sensitive on the liability side of the balance sheet, most retail deposits reprice over time rather than immediately, as is the case with prime rate indexed loans. During the second quarter of 2001, nearly 57% of retail time deposits will be subject to repricing and/or maturity.

Provision for Loan Losses
-------------------------

The provision for loan losses totaled $25,000 for the three months ended March 31, 2001, compared to $50,000 during the same three month period of the prior year. During the quarter the Company recorded net charge-offs of $3,726 or
 .004% of quarterly average loans. With the loan portfolio decline and the modest first quarter charge-offs, the allowance for loan losses to total loans was 1.74% at March 31, 2001 compared to 1.69% at December 31, 2000.

Noninterest Income
------------------

Noninterest income increased $28,515 or 14.3% to $227,695 from $199,280.
Despite a $43,535 reduction in SBA loan sale gains, increases in service charges on deposits ($12,744), ATM surcharge fees ($6,612), loan servicing fees ($12,622), and mortgage program fees ($36,715) accounted for the overall increase in noninterest income.

Noninterest Expense
-------------------

Total overhead spending increased $64,860 or 6.1% to $1,136,187 in the first quarter of 2001. Exclusive of the $43,500 increase in pension costs, overhead spending increased a modest 2.0%. No single item had a significant deviation from last year's level of spending.

Income Taxes
------------

Income taxes for the three months ended March 31,2001 and 2000, were 33.2% and 35.4%, respectively, of pretax income. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion of interest income on U.S. Treasury obligations from state taxable income and interest and dividend income on certain government agency debt and equity securities from federal and state taxable income.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Company and the Bank.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of March 31, 2001:


                                   Regulatory
                                   Minimum (1)  Actual
                                   -----------  ------

     The Company
        Risk-based:
          Tier 1...........           4.00%      13.95%
          Totals...........           8.00       15.20
        Leverage...........           3.00        9.54

     The Bank
        Risk-based:
          Tier 1...........           4.00%      14.46%
          Totals...........           8.00       15.71
        Leverage...........           3.00        9.89


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

At March 31, 2001, the Company's one year static gap position was a negative $13.7 million or 7.7% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed `earnings-at-risk' and `equity-at-risk'. At March 31, 2001, the Company's earnings-at-risk under a +/- 200 basis point interest rate shock test measured a negative 0.92% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 6.26% of market value of equity at March 31, 2001. At March 31, 2001, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.


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

At March 31, 2001, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $35.5 million, or 20.08% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston, the Company has an unused borrowing capacity of nearly $19.6 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. The Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Refer to "Asset/Liability Management" within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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
                                  First Financial Corp.



May 2, 2001                       /s/ Patrick J. Shanahan, Jr.
----------------------            ----------------------------
Date                              Patrick J. Shanahan, Jr.
                                  Chairman, President and Chief Executive
                                  Officer

May 2, 2001                       /s/ John A. Macomber
----------------------            --------------------------
Date                              John A. Macomber
                                  Vice President, Treasurer and
                                  Chief Financial Officer