Form 10-Q
period 2001-06-30
FIRST FINANCIAL CORP /RI/
filed 2001-08-10
CIK 354948

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001     Commission file number  0-27878


                             First Financial Corp.
            (Exact name of registrant as specified in its charter)

Rhode Island                                                    05-0391383
(State or other jurisdiction of                              (I.R.S. Employer
   incorporation or organization)                           Identification No.)


180 Washington Street, Providence, Rhode Island                     02903
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code: (401) 421-3600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   X   Yes _____ No
                                   -----
At August 6, 2001, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,213,741 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX


                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.......................................................................................      1

     Consolidated Balance Sheets - June 30, 2001 and December 31, 2000..............................................      1

     Consolidated Statements of Income - Three months and six months ended June 30, 2001
         and 2000...................................................................................................      2

     Consolidated Statements of Stockholders' Equity and Comprehensive Income - Six months
         ended June 30, 2001........................................................................................      3

     Consolidated Statements of Cash Flows - Six months ended June 30, 2001 and 2000................................      4

     Notes to Consolidated Financial Statements - June 30, 2001.....................................................      5

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations......................      7

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.................................................     13

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................................................................     14

Item 2 - Changes in Securities......................................................................................     14

Item 3 - Defaults Upon Senior Securities............................................................................     14

Item 4 - Submission of Matters to a Vote of Security Holders........................................................     14

Item 5 - Other Information..........................................................................................     14

Item 6 - Exhibits and Reports on Form 8-K...........................................................................     15

SIGNATURES..........................................................................................................     16

EXHIBITS

Computation of per share earnings - Exhibit 11......................................................................     17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS


                                                                                                         June 30,      December 31,
                                                                                                           2001            2000
                                                                                                      -------------   -------------
                                            ASSETS                                                      (Unaudited)        (Note 1)
CASH AND DUE FROM BANKS.......................................................................        $   2,436,306   $   3,055,863
SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL...............................................            7,043,899       1,748,068
LOANS HELD FOR SALE...........................................................................              681,614         505,000
INVESTMENT SECURITIES:
    Held-to-maturity (market value: $16,029,818 and $22,451,901)..............................           15,944,216      22,488,801
                                                                                                      -------------   -------------
    Available-for sale........................................................................           39,608,693      31,923,655
                                                                                                      -------------   -------------
            Total investment securities.......................................................           55,552,909      54,412,456
                                                                                                      -------------   -------------
FEDERAL HOME LOAN BANK STOCK..................................................................            1,091,500         716,000
LOANS:
    Commercial................................................................................           15,290,276      13,099,260
    Commercial real estate....................................................................           74,454,786      73,522,872
    Residential real estate...................................................................           12,407,269      13,377,532
    Home equity lines of credit...............................................................            2,890,717       2,948,764
    Consumer..................................................................................              979,518         939,063
                                                                                                      -------------   -------------
                                                                                                        106,022,566     103,887,491
    Less - Unearned discount..................................................................                4,033           7,674
    Allowance for loan losses.................................................................            1,782,456       1,751,621
                                                                                                      -------------   -------------
            Net loans.........................................................................          104,236,077     102,128,196
                                                                                                      -------------   -------------
PREMISES AND EQUIPMENT, net...................................................................            1,913,161       2,003,583
OTHER ASSETS..................................................................................            3,379,009       3,802,341
                                                                                                      -------------   -------------
TOTAL ASSETS..................................................................................        $ 176,334,475   $ 168,371,507
                                                                                                      =============   =============

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
   Demand.....................................................................................        $  19,109,497   $  19,187,122
   Savings and money market accounts..........................................................           26,375,988      25,084,287
   Time deposits..............................................................................           80,172,696      84,774,840
                                                                                                      -------------   -------------
           Total deposits.....................................................................          125,658,181     129,046,249
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE................................................            8,551,326       9,574,571
FEDERAL HOME LOAN BANK ADVANCES...............................................................           21,741,322      10,869,241
ACCRUED EXPENSES AND OTHER LIABILITIES........................................................            2,504,198       2,390,731
                                                                                                      -------------   -------------
TOTAL LIABILITIES.............................................................................          158,455,027     151,880,792
                                                                                                      -------------   -------------
STOCKHOLDERS' EQUITY:
   Common Stock, $1 par value
        Authorized - 5,000,000 shares
        Issued - 1,328,041 shares.............................................................            1,328,041       1,328,041
   Surplus....................................................................................            4,431,380       4,431,380
   Retained earnings..........................................................................           12,571,867      11,892,318
   Accumulated other comprehensive income (loss)..............................................              303,245        (405,939)
                                                                                                      -------------   -------------
                                                                                                         18,634,533      17,245,800
  Less - Treasury stock, at cost, 114,300 shares..............................................              755,085         755,085
                                                                                                      -------------   -------------
TOTAL STOCKHOLDERS' EQUITY....................................................................           17,879,448      16,490,715
                                                                                                      -------------   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................................        $ 176,334,475   $ 168,371,507
                                                                                                      =============   =============

      The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               Six Months Ended            Three Months Ended
                                                                                   June 30,                     June 30,
                                                                              ------------------           ------------------
                                                                              2001          2000           2001          2000
                                                                              ----          ----           ----          ----
INTEREST INCOME:
    Interest and fees on loans..........................................   $ 4,934,698   $ 4,733,773    $ 2,489,440   $ 2,408,563
    Interest and dividends on investment securities-
             U.S. Government and agency obligations.....................       953,847     1,030,406        403,219       575,382
             Collateralized mortgage obligations........................        17,335        39,303          7,500        17,447
             Mortgage-backed securities.................................       124,050       159,820         61,203        77,230
             Preferred stock............................................       517,735       294,790        263,558       204,372
             Marketable equity securities and other.....................        77,685        49,089         32,073        23,321
    Interest on cash equivalents........................................       210,837       158,439        120,068        50,923
                                                                           -----------   -----------    -----------   -----------
             Total interest income......................................     6,836,187     6,465,620      3,377,061     3,357,238
                                                                           -----------   -----------    -----------   -----------
INTEREST EXPENSE:
    Interest on deposits................................................     2,621,098     2,525,821      1,207,257     1,355,670
    Interest on repurchase agreements...................................       192,184       231,649         89,608       111,821
    Interest on advances................................................       536,618       401,347        288,397       199,880
                                                                           -----------   -----------    -----------   -----------
             Total interest expense.....................................     3,349,900     3,158,817      1,585,262     1,667,371
                                                                           -----------   -----------    -----------   -----------
             Net interest income........................................     3,486,287     3,306,803      1,791,799     1,689,867
PROVISION FOR LOAN LOSSES...............................................        50,000       125,000         25,000        75,000
                                                                           -----------   -----------    -----------   -----------
             Net interest income after provision for loan losses........     3,436,287     3,181,803      1,766,799     1,614,867
                                                                           -----------   -----------    -----------   -----------

NONINTEREST INCOME:
    Service charges on deposits.........................................       160,432       136,880         80,259        69,451
    Gain on loan sales..................................................        17,002       152,261          4,232        95,955
    Other...............................................................       214,707       140,839         79,955        65,294
                                                                           -----------   -----------    -----------   -----------
             Total noninterest income...................................       392,141       429,980        164,446       230,700
                                                                           -----------   -----------    -----------   -----------

NONINTEREST EXPENSE:
     Salaries and employee benefits.....................................     1,252,946     1,203,463        621,501       616,098
     Occupancy expense..................................................       237,213       228,912        111,527       109,513
     Equipment expense..................................................       139,962       130,856         71,449        64,686
     Other real estate owned net (gains) losses and expenses............         2,400        (4,261)         1,200        (4,427)
     Computer services..................................................       132,794       123,558         64,561        60,175
     Deposit insurance assessments......................................        17,848        10,843          5,827         5,259
     Other operating expenses...........................................       439,386       480,766        210,297       251,506
                                                                           -----------   -----------    -----------   -----------
            Total noninterest expense...................................     2,222,549     2,174,137      1,086,362     1,102,810
                                                                           -----------   -----------    -----------   -----------
            Income before provision for income taxes....................     1,605,879     1,437,646        844,883       742,757
PROVISION FOR INCOME TAXES..............................................       562,207       510,052        309,303       263,903
                                                                           -----------   -----------    -----------   -----------
NET INCOME..............................................................   $ 1,043,672   $   927,594    $   535,580   $   478,854
                                                                           ===========   ===========    ===========   ===========

Earnings per share:
            Basic.......................................................   $      0.86   $      0.76    $      0.44   $      0.39
                                                                           ===========   ===========    ===========   ===========
            Diluted.....................................................   $      0.86   $      0.76    $      0.44   $      0.39
                                                                           ===========   ===========    ===========   ===========
Weighted average common shares outstanding..............................     1,213,741     1,214,514      1,213,741     1,213,741
Weighted average equivalent shares......................................            --            --             --            --
                                                                           -----------   -----------    -----------   -----------
Weighted average common and common stock equivalent
     shares outstanding.................................................     1,213,741     1,214,514      1,213,741     1,213,741
                                                                           ===========   ===========    ===========   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           AND COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                               Accumulated
                                                                                   Other                  Total
                                            Common                  Retained   Comprehensive Treasury   Stockholders' Comprehensive
                                             Stock      Surplus     Earnings   Income (Loss)   Stock      Equity         Income
                                         ---------      -------    ---------   -------------   ------   ------------  --------------

Balance, December 31, 2000 .............  $1,328,041 $4,431,380  $11,892,318    $(405,939)   $(755,085)  $16,490,715



Net income .............................          --         --    1,043,672           --           --     1,043,672    $ 1,043,672

Other comprehensive income, net of tax:

   Unrealized holding losses, net ......          --         --           --      709,184           --       709,184        709,184
                                                                                                                        -----------
    of reclassification adjustment

Comprehensive income....................                                                                                $ 1,752,856
                                                                                                                        ===========

Dividends declared ($.30 per
    share) .............................          --         --     (364,123)          --           --      (364,123)


Balance, June 30, 2001 .................  $1,328,041 $4,431,380  $12,571,867    $ 303,245    $(755,085)  $17,879,448
                                          ========== ==========  ===========    =========    =========   ===========

  The accompanying notes are an integral part of these consolidated financial statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                     Six Months Ended June 30,
                                                                                                ---------------------------------
                                                                                                       2001             2000
                                                                                                --------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................................................   $   1,043,672     $     927,594
    Adjustments to reconcile net income to net cash provided by operating activities:
        Provision for loan losses ............................................................          50,000           125,000
        Depreciation and amortization ........................................................         143,906           138,550
        Net accretion on investment securities held-to-maturity ..............................         (15,102)           (4,897)
        Net accretion on investment securities available-for-sale ............................        (145,422)         (169,823)
        Gains on sale of OREO ................................................................              --            (5,014)
        Gains on sales of loans ..............................................................         (17,002)         (152,261)
        Net (originations) proceeds on loans held for sale ...................................        (159,612)          258,098
        Net decrease in unearned discount ....................................................          (3,641)           (9,197)
        Net increase in other assets .........................................................         (49,457)         (999,795)
        Net increase (decrease) in deferred loan fees ........................................          22,976           (20,588)
        Net increase in accrued expenses and other liabilities ...............................         113,467            12,952
                                                                                                 -------------     -------------
         Net cash provided by operating activities ...........................................         983,785           100,619
                                                                                                 -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Federal Home Loan Bank stock ..................................................        (375,500)          (34,500)
   Proceeds from maturities of investment securities held-to-maturity ........................      19,559,687           707,276
   Proceeds from maturities of investment securities available-for-sale ......................     134,536,852       131,856,949
   Purchase of investment securities held-to-maturity ........................................     (13,000,000)       (7,749,766)
   Purchase of investment securities available-for-sale ......................................    (140,894,495)     (141,937,184)
   Net increase in loans .....................................................................      (2,177,216)       (4,828,108)
   Purchase of premises and equipment ........................................................         (53,484)          (27,273)
   Sales of OREO .............................................................................              --           167,095
                                                                                                 -------------     -------------
         Net cash used in investing activities ...............................................      (2,404,156)      (21,845,511)
                                                                                                 -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in demand accounts ................................................         (77,625)        1,858,602
   Net increase (decrease) in savings and money market accounts ..............................       1,291,701        (2,776,229)
   Net (decrease) increase in time deposits ..................................................      (4,602,144)       21,837,426
   Net (decrease) increase in repurchase agreements ..........................................      (1,023,245)           85,014
   Net increase (decrease) in Federal Home Loan Bank advances ................................      10,872,081          (118,636)
   Purchase of common stock for treasury .....................................................              --          (159,375)
   Dividends paid ............................................................................        (364,123)         (291,298)
                                                                                                 -------------     -------------
         Net cash provided by financing activities ...........................................       6,096,645        20,435,504
                                                                                                 -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................................       4,676,274        (1,309,388)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................................       4,803,931         9,244,055
                                                                                                 -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................................   $   9,480,205     $   7,934,667
                                                                                                 =============     =============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid .............................................................................   $   3,423,007     $   3,074,250
                                                                                                 -------------     -------------
   Income taxes paid .........................................................................   $     755,456     $     805,000
                                                                                                 -------------     -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
   Transfer of loans to OREO .................................................................   $          --     $     430,081
                                                                                                 =============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE PERIOD ENDED JUNE 30, 2001

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's Annual Report and Form 10-K for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On July 16, 2001 the Company declared dividends of $182,061 or $.15 per share to all common stockholders of record on August 1, 2001, payable on August 13, 2001.

(3)  BUSINESS SEGMENTS

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

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                                                    Community                      Other Adjustments
                                                     Banking           Other        and Eliminations          Consolidated
                                                     -------           -----        ----------------          ------------
       Three Months Ended June 30, 2001
                  Net Interest Income              $1,785,829        $  566,819        $  (560,849)          $1,791,799
                  Provision for Loan Losses            25,000                --                 --               25,000
                  Total Noninterest Income            164,446                --                 --              164,446
                  Total Noninterest Expense         1,040,426            45,936                 --            1,086,362
                  Net Income                          560,849           535,580           (560,849)             535,580

       Three Months Ended June 30, 2000
                  Net Interest Income              $1,683,804        $  499,617        $  (493,554)          $1,689,867
                  Provision for Loan Losses            75,000                --                 --               75,000
                  Total Noninterest Income            230,700                --                 --              230,700
                  Total Noninterest Expense         1,078,810            24,000                 --            1,102,810
                  Net Income                          493,554           478,854           (493,554)             478,854

       Six Months Ended June 30, 2001
                  Net Interest Income              $3,474,252        $1,092,815        $(1,080,780)          $3,486,287
                  Provision for Loan Losses            50,000                --                 --               50,000
                  Total Noninterest Income            392,141                --                 --              392,141
                  Total Noninterest Expense         2,152,613            69,936                 --            2,222,549
                  Net Income                        1,080,780         1,043,672         (1,080,780)           1,043,672

       Six Months Ended June 30, 2000
                  Net Interest Income              $3,294,682        $  964,646        $  (952,525)          $3,306,803
                  Provision for Loan Losses           125,000                --                 --              125,000
                  Total Noninterest Income            429,980                --                 --              429,980
                  Total Noninterest Expense         2,126,137            48,000                 --            2,174,137
                  Net Income                          952,525           927,594           (952,525)             927,594

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

The Bank offers a variety of commercial and consumer financial products and services designed to satisfy the deposit and loan needs of its customers. The Bank's deposit products include interest-bearing and noninterest-bearing checking accounts, money market accounts, passbook and statement savings accounts, club accounts, and short-term and long-term certificates of deposit. The Bank also offers customary check collection services, wire transfers, safe deposit box rentals, and automated teller machine (ATM) cards and debit cards and services. Loan products include commercial, commercial mortgage, residential mortgage, construction, home equity and a variety of consumer loans.

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

Summary
-------

For the three months ended June 30, 2001, the Company reported net income of $535,580, compared to net income of $478,854 for the three months ended June 30, 2000, or an increase of 11.8%. Net income for the second quarter of 2001 represented record earnings for the Company. Basic and diluted net income per share were $0.44 for the quarter ended June 30, 2001 compared to $0.39 per share for the same three month period of the prior year. Net income for the six months ended June 30, 2001 amounted to $1,043,672 or $0.86 per diluted share, compared to $927,594 or $0.76 per diluted share for the same six month period of 2000.

The Company's operating performance for the second quarter ended June 30, 2001 was primarily attributable to (i) balance sheet growth with a flat interest margin in a declining interest rate environment, thereby enhancing net interest income by nearly $102,000, (ii) superior asset quality resulting in a $50,000 decrease in the provision for loan losses and, (iii) control of overhead spending which is down nearly $17,000 from last year's second quarter level of spending. These favorable items were offset somewhat by a decrease of $66,000 in noninterest income, $92,000 of which was isolated to a decrease in gains on SBA loan sales.

Total assets increased $7.9 million or 4.7% to $176.3 million at June 30, 2001, from $168.4 million at December 31, 2000. The loan portfolio, net of unearned discount, increased $2.1 million or 2.0% to $106.0 million at June 30,

2001 from $103.9 million at December 31, 2000. Investment securities increased $1.2 million to $55.6 million at June 30, 2001, from $54.4 million at December 31, 2000. Cash and equivalents increased $4.7 million to $9.5 million at June 30, 2001, from $4.8 million at December 31, 2000. Funding for the increase in total assets was provided from wholesale sources, primarily from advances from the Federal Home Loan Bank of Boston. Although retail deposits declined $3.3 million to $125.7 million at June 30, 2001, from $129.0 million at December 31, 2000, wholesale borrowings increased $9.9 million to $30.3 million at June 30, 2001 from $20.4 million at December 31, 2000. During the first quarter of 2001, the Company increased liquidity by $6.0 million through wholesale funding sources in anticipation of the maturity during the second quarter of 2001 of nearly $38.5 million in retail time deposits. Retail time deposits decreased $4.6 million to $80.2 million at June 30, 2001, from $84.8 million at December 31, 2000.

Financial Condition

Asset Quality
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated.

                                                                        As of and for the               As of and for the
                                                                        six months ended                   year ended
                                                                            June  30,                     December 31,
                                                                     ------------------------------     -----------------
                                                                        2001               2000               2000
                                                                     -----------       ------------     -----------------
                                                                                     (Dollars in Thousands)
    Nonperforming loans........................................        $   70            $     120        $    -0-
    Other real estate owned....................................        $   -0-           $     268        $    -0-
    Total nonperforming assets.................................        $   70            $     388        $    -0-
    Loans 30-89 days delinquent................................        $  942            $     347        $   460
    Nonperforming assets to total assets.......................          0.04%                0.23 %          NM
    Nonperforming loans to total loans.........................          0.07%                0.12 %          NM
    Net loan charge-offs (recoveries) to average loans.........          0.02%               (0.02)%        (0.02%)
    Allowance for loan losses to total loans...................          1.68%                1.71 %         1.69%
    Allowance for loan losses
            to nonperforming loans (multiple)..................         25.50X               14.10X           NM

NM- Not Meaningful



The following represents the activity in the allowance for loan losses for the three and six months ended June 30, 2001 and 2000:

                                                                  Six Months Ended                  Three Months Ended
                                                                      June 30,                           June 30,
                                                           -------------------------------     ---------------------------
                                                              2001               2000             2001               2000
                                                           ----------         ----------       ----------        ----------
    Balance at beginning of period..................       $1,751,621         $1,556,405       $1,772,895        $1,615,727
          Provision.................................           50,000            125,000           25,000            75,000
          Loan charge-offs..........................          (22,214)           (41,920)         (18,118)          (40,480)
          Recoveries................................            3,049             57,587            2,679            46,825
                                                           ----------         ----------       ----------        ----------
    Balance at end of period........................       $1,782,456         $1,697,072       $1,782,456        $1,697,072
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

Deposits and Other Borrowings
-----------------------------

As previously mentioned total retail deposits decreased $3.3 million to $125.7 million at June 30, 2001, from $129.0 million at December 31, 2000. During this same six month period, wholesale borrowings increased $9.9 million to $30.3 million from $20.4 million. During the six months ended June 30, 2001, the Company took down $11 million in FHLB advances. One of the advances for $5 million at 4.58% with a 10 year/2 year call structure, was used to purchase government agency preferred stock at an adjustable rate which resets every two years. The other advance for $6 million at 4.50% with a 10 year/1 year call structure was used for liquidity purposes. During the second quarter of 2001, the Company had $38.5 million of time deposits scheduled to mature. Of that amount, nearly $28 million was comprised of 14 month certificates of deposit which paid an annual percentage yield of 7.00%. Of the $28 million, the Company successfully repriced $22 million at an annual percentage yield of 5.25%. The remaining $6 million was funded with the 4.50% advance. Effectively, the Company reduced its cost of funds on the 14 month certificate of deposit product from 7.00% to a blended rate of 5.09%.

Results of Operations

Net Interest Income
-------------------

Net interest income (the difference between interest and dividends earned on loans and investments and interest paid on deposits and other borrowings) was $3,486,287 for the six months ended June 30, 2001, compared to $3,306,803 for the six months ended June 30, 2000. This increase was the result of an increase in interest-earning assets, offset somewhat by a slight decline in net interest margins.

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

                                                                             Six Months Ended June 30,
                                                 ----------------------------------------------------------------------------------
                                                                  2001                                         2000
                                                 -----------------------------------------    -------------------------------------
                                                                Interest           Average                    Interest      Average
                                                 Average        Income/            Yield/     Average         Income/       Yield/
                                                 Balance        Expense            Rate       Balance         Expense       Rate
                                                 -------        -------            ----       -------         -------       ----
Interest - earning assets:

   Loans........................................ $ 104,460,472  $   4,934,698      9.45%      $ 98,713,438    $ 4,733,773   9.59%
   Investment securities - AFS..................    35,202,515      1,153,651      6.55%        29,675,091        957,232   6.45%
   Investment securities - HTM..................    17,069,554        502,455      5.89%        20,146,670        590,993   5.87%
   Securities purchased under agreement
         resell.................................    11,177,718        210,837      3.77%         6,576,017        158,438   4.82%
   Federal Home Loan Bank Stock and other.......     1,187,457         34,546      5.82%           786,875         25,183   6.40%
                                                 -------------  -------------      -----      ------------    -----------   -----

Total interest-earning assets...................   169,097,716      6,836,187      8.08%       155,898,091      6,465,620   8.30%
                                                                -------------      -----                      -----------   -----

Noninterest-earning assets:

    Cash and due from banks.....................     2,484,659                                   3,092,234
    Premises and equipment......................     1,976,033                                   2,123,663
    Other real estate owned.....................             0                                     129,975
    Allowance for loan losses...................    (1,772,889)                                 (1,625,582)
    Other assets................................     3,145,670                                   2,040,338
                                                 -------------                                ------------

Total noninterest-earning assets................     5,833,473                                   5,760,628
                                                 -------------                                ------------


Total assets.................................... $ 174,931,189                                $161,658,719
                                                 =============                                ============

Interest - bearing liabilities:
    Deposits:
             Interest bearing demand and NOW
                deposits........................ $   2,887,510         20,911      1.45%      $  3,240,913         23,642   1.46%
             Savings deposits...................    18,472,011        214,460      2.32%        17,441,758        185,057   2.12%
             Money market deposits..............     3,384,957         33,372      1.97%         1,315,496         13,649   2.08%
             Time deposits......................    82,953,046      2,352,355      5.67%        81,382,491      2,303,473   5.66%
Securities sold under agreements to
            repurchase..........................     8,825,375        192,184      4.36%         9,453,410        231,649   4.90%
     Federal Home Loan Bank Advances............    20,133,506        536,618      5.33%        13,552,230        401,347   5.92%
                                                 -------------  -------------      -----      ------------    -----------   -----

Total interest-bearing liabilities..............   136,656,405      3,349,900      4.90%       126,386,298      3,158,817   5.00%
                                                                -------------      -----                      -----------   -----

Noninterest-bearing liabilities:

    Noninterest-bearing deposits................    18,957,201                                  18,460,724
    Other liabilities...........................     2,267,031                                   1,396,903
                                                 -------------                                ------------

Total noninterest-bearing liabilities...........    21,224,232                                  19,857,627

Stockholders' equity............................    17,050,552                                  15,414,794
                                                 -------------                                ------------

Total liabilities and stockholders' equity...... $ 174,931,189                                $161,658,719
                                                 =============                                ============

Net interest income.............................                $   3,486,287                                 $ 3,306,803
                                                                =============                                 ===========

Net interest spread.............................                                   3.18%                                    3.30%
                                                                                   =====                                    =====

Net interest margin.............................                                   4.12%                                    4.24%
                                                                                   =====                                    =====

Total interest income for the three months ended June 30, 2001 was $3,377,061, compared to $3,357,238 for the same three month period of the prior year. This increase of $19,823 or .6% was primarily the result of a $10.0 million increase in quarterly average interest-earning assets to $170.0 million for the second quarter of 2001 from $160.0 million for the second quarter of 2000. This earning asset growth contributed approximately $200,000 to the increase in total interest income. During the second quarter of 2001, the Federal Reserve reduced targeted rates on three occasions totaling 125 basis points. These rate reductions came on the heels of three rate reductions totaling 150 basis points during the first quarter of 2001. This declining rate environment pushed down earning asset yields for the second quarter of 2001 to 7.94% from 8.39% during last year's second quarter. The drop in yields reduced total interest income by approximately $180,000. Total interest expense decreased $82,109 to $1,585,262 for the three months ended June 30, 2001 compared to $1,667,371 for the same three month period of 2000. Quarterly average interest-bearing liabilities increased $6.3 million to $136.3 million from $130.0 million. This increase contributed nearly $74,000 to interest expense. However, the rapid decline in market rates and the repricing of $38.5 million in high cost time deposits reduced the Company's quarterly cost of funds to 4.65% from 5.13%. This decline accounted for a $156,000 reduction in total interest expense. Overall, net interest income increased nearly $102,000 or 6.0% to $1,791,799 for the three months ended June 30, 2001 from $1,689,867 for the same three month period of 2000. Of this increase in net interest income, approximately $126,000 was volume or balance sheet growth related, offset by $24,000 which was rate driven in a declining interest rate environment. During the second quarter of 2001, the Company's net interest spread improved slightly to 3.29% from 3.26% and the net interest margin remained virtually flat at 4.21% compared to 4.22% during last year's second quarter.

For the six months ended June 30, 2001, total interest income increased $370,567 or 5.7% to $6,836,187 compared to $6,465,620 during the six months ended June 30, 2000. Average interest-earning assets increased $13.2 million to $169.1 million compared to $155.9 million. This increase in average interest-earning assets accounted for nearly $461,000 of the increase in total interest income. However, a declining interest rate environment and a slight shift in the composition of earning assets to the lower yielding securities portfolio reduced the yield on earning assets to 8.08% for the six months ended June 30, 2001 compared to 8.30% for the same six month period of 2000. This decline in earning asset yield reduced total interest income by nearly $90,000. Total interest expense increased $191,083 or 6.0% for the six months ended June 30, 2001 to $3,349,900 compared to $3,158,817 for the same six month period of the prior year. Average interest-bearing liabilities increased $10.3 million to $136.7 million compared to $126.4 million. This volume- related increase accounted for approximately $236,000 of the increase in interest expense. The declining interest rate environment helped ease the Company's cost of funds to 4.90% for the first six months of 2001 compared to 5.00% for the first six months of the prior year. Overall, net interest income increased $179,484 or 5.4% to $3,486,287 compared to $3,306,803. Of this increase, nearly $225,000 was volume or balance sheet growth related while a decline in rates reduced net interest income by nearly $45,000. For the first six months of 2001 and 2000, the Company's net interest spread was 3.18% and 3.30%, respectively, while net interest margin was 4.12% and 4.24%, respectively.

Provision for Loan Losses
-------------------------

The provision for loan losses totaled $25,000 for the three months ended June 30, 2001 and $75,000 for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, the provision for loan losses amounted to $50,000 and $125,000, respectively. During the second quarter, the Company recorded net chargeoffs of only $15,439 or 0.015% of quarterly average outstanding loans. With modest loan portfolio growth and minimal net chargeoffs, the allowance as a percent of outstanding loans was 1.68% at June 30, 2001 compared to 1.71% at June 30, 2000 and 1.69% at year end 2000. At quarter's end, nonperforming loans to total loans was a mere 0.07%.

Noninterest Income
------------------

Total noninterest income decreased $66,254 to $164,446 for the three months ended June 30, 2001, from $230,700 for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, noninterest income decreased $37,839 to $392,141 from $429,980. For both the three month and six month reporting period, the decreases were attributable to a decrease in gains on the sale of the guaranteed portion of Small Business Administration ("SBA") loans.

For the three months and six months ended June 30, 2001, service charges on deposits increased $10,808 and $23,552, respectively, and residential mortgage program fees increased $26,027 and $62,742, respectively, when compared to the same three month and six month period of the prior year. However, these increases were more than offset by decreases in gains on SBA loan sales of $91,723 and $135,259 for the three months and six months ended June 30, 2001, respectively. During the first half of 2001, the Company experienced unanticipated delays in closing its SBA loan production which led to the decrease in gain recognition.

Noninterest Expense
-------------------

Total noninterest expense amounted to $1,086,362 and $1,102,810 for the three months ended June 30, 2001 and 2000, respectively, or a decrease of $16,448 or 1.5%. For the six months ended June 30, 2001, total noninterest expense increased $48,412 or 2.2% to $2,222,549 compared to $2,174,137 during the first six months of 2000. For both the three months and six months ended June 30, 2001, no single expense item had a significant deviation from the level of spending for last year's comparable time period.

Income Taxes
------------

Income taxes for the three months ended June 30, 2001, were $309,303 or 36.6% of pretax income, compared to $263,903 or 35.5% of pretax income for the three months ended June 30, 2000. For the six months ended June 30, 2001 and 2000, income taxes were $562,207 and $510,052, respectively, or 35.0% and 35.5% of pretax income, respectively. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income of interest income on U.S. Treasury obligations and certain government agency debt securities.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of June 30, 2001:

                                                       Regulatory
                                                       Minimum (1)        Actual
                                                       -----------        ------
               The Company
                    Risk-based:
                            Tier 1...................      4.00%          14.30%
                            Totals...................      8.00           15.56
                    Leverage.........................      3.00            9.98

               The Bank
                   Risk-based:
                           Tier 1....................      4.00%          13.77%
                           Totals....................      8.00           15.03
                   Leverage..........................      3.00            9.59

(1) The 3% regulatory minimum leverage ratio applies only to certain highly rated banks. Other institutions are subject to higher requirements.

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

At June 30, 2001, the Company's one year static gap position was a negative $21.6 million or 12.3% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk'. At June 30, 2001, the Company's earnings-at-risk under a "200 basis point interest rate shock test measured a negative 1.30% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 7.1% of market value of equity at June 30, 2001. At June 30, 2001, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At June 30, 2001, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $22.1 million, or 12.5% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston, the Company has an unused borrowing capacity of nearly $19.6 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. The Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.


Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Refer to "Asset/Liability Management" within Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Stockholders on May 9, 2001. The meeting was held for the purpose of: (i) electing Patrick J. Shanahan, Jr., Gary
R. Alger and Joseph V. Mega, Directors of the Company for a three year term expiring at the Annual Meeting in the year 2004 and (ii) ratifying the selection of Arthur Andersen LLP as the independent public accountants for the Company for the fiscal year ending December 31, 2001.

At the time of the 2001 Annual Meeting there were 1,213,741 shares entitled to vote. Shares voted either in person or by proxy totaled 971,181 shares. The results of the votes cast were as follows:

                                                                         For     Against     Abstention
                                                                         ---     -------     ----------
(i)      To elect Directors of the Company for three years:

         Patrick J. Shanahan, Jr.                                      950,570                 20,611
         Gary R. Alger                                                 950,070                 21,111
         Joseph V. Mega                                                950,070                 21,111

(ii)     To select Arthur Andersen LLP as independent
         public accountants for the Company for the                    950,675     900         19,606
         fiscal year ending December 31, 2001

In addition, upon completion of the Annual Meeting the Director's Terms continue as follows:

                  Name                               Term to Expire in:
                  ----                               -----------------
         Joseph A. Keough, Esq.                             2002
         Peter L. Mathieu, Jr., M.D.                        2002
         Fred J. Simon, Jr.                                 2002
         John Nazarian, Ph.D.                               2003
         William P. Shields                                 2003

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

                                First Financial Corp.


August 6, 2001                  /s/ Patrick J. Shanahan, Jr.
---------------------------     ------------------------------------
Date                            Patrick J. Shanahan, Jr.
                                Chairman, President and Chief Executive Officer

August 6, 2001                  /s/ John A. Macomber
---------------------------     --------------------------------------------
Date                            John A. Macomber
                                Vice President, Treasurer
                                and Chief Financial Officer