Form 10-Q
period 2001-09-30
FIRST FINANCIAL CORP /RI/
filed 2001-11-13
CIK 354948

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549


         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001 Commission file number 0-27878


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. X   Yes     No
                                  ---      ___

At November 13, 2001, there were 1,328,041 shares of the Company's $1.00 par value stock issued, with 1,213,741 shares outstanding.

                             FIRST FINANCIAL CORP.
                                     INDEX

                                                                                                     PAGE
 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.......................................................................    1
     Consolidated Balance Sheets - September 30, 2001 and December 31, 2000.........................    1

     Consolidated Statements of Income - Nine months and three months ended September 30,
       2001 and 2000................................................................................    2
     Consolidated Statements of Stockholders' Equity and Comprehensive Income - Nine months ended September 30,2001......................................................................

     Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and 2000..........    4

     Notes to Consolidated Financial Statements - September 30, 2001................................    5

Item 2 - Management's Discussion and Analysis of Financial Condition and
     Results of Operations..........................................................................    8

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................................................   15

Item 2 - Changes in Securities......................................................................   15

Item 3 - Defaults Upon Senior Securities............................................................   15

Item 4 - Submission of Matters to a Vote of Security Holders........................................   15

Item 5 - Other Information..........................................................................   15

Item 6 - Exhibits and Reports on Form 8-K...........................................................   15

SIGNATURES..........................................................................................   16

EXHIBITS

Computation of per share earnings - Exhibit 11......................................................   17

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     September 30,        December 31,
                                                                                          2001                2000
                                                                                     ------------        ------------
                                             ASSETS                                                         (Note 1)
CASH AND DUE FROM BANKS......................................................        $  3,924,719        $  3,055,863
 SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL.............................             153,668           1,748,068
LOANS HELD FOR SALE..........................................................           2,046,859             505,000
INVESTMENT SECURITIES:
   Held-to-maturity (market value: $13,962,455 and $22,451,901)..............          13,778,553          22,488,801
   Available-for sale........................................................          38,608,106          31,923,655
                                                                                     ------------        ------------
       Total investment securities...........................................          52,386,659          54,412,456
                                                                                     ------------        ------------
FEDERAL HOME LOAN BANK STOCK.................................................           1,091,500             716,000
LOANS:
   Commercial................................................................          13,633,802          13,099,260
   Commercial real estate....................................................          81,038,847          73,522,872
   Residential real estate...................................................          12,356,484          13,377,532
   Home equity lines of credit...............................................           3,343,774           2,948,764
   Consumer..................................................................             995,633             939,063
                                                                                     ------------        ------------
                                                                                      111,368,540         103,887,491
   Less - Unearned discount..................................................               2,602               7,674
   Allowance for loan losses.................................................           1,813,781           1,751,621
                                                                                     ------------        ------------
       Net loans.............................................................         109,552,157         102,128,196
                                                                                     ------------        ------------
PREMISES AND EQUIPMENT, net..................................................           1,856,901           2,003,583
OTHER ASSETS.................................................................           3,135,498           3,802,341
                                                                                     ------------        ------------
TOTAL ASSETS.................................................................        $174,147,961        $168,371,507
                                                                                     ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
DEPOSITS:
  Demand.....................................................................        $ 19,677,541        $ 19,187,122
  Savings and money market accounts..........................................          24,148,589          25,084,287
  Time deposits..............................................................          80,751,145          84,774,840
                                                                                     ------------        ------------
      Total deposits.........................................................         124,577,275         129,046,249
SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE...............................           6,831,755           9,574,571
FEDERAL HOME LOAN BANK ADVANCES..............................................          21,681,548          10,869,241
ACCRUED EXPENSES AND OTHER LIABILITIES.......................................           2,581,872           2,390,731
                                                                                     ------------        ------------
TOTAL LIABILITIES.........................................................            155,672,450         151,880,792
                                                                                     ------------        ------------
STOCKHOLDERS' EQUITY:
  Common Stock, $1 par value
     Authorized - 5,000,000 shares
     Issued - 1,328,041 shares...............................................           1,328,041           1,328,041
  Surplus....................................................................           4,431,380           4,431,380
  Retained earnings..........................................................          12,959,619          11,892,318
  Accumulated other comprehensive income (loss)..............................             511,556            (405,939)
                                                                                     ------------        ------------
                                                                                       19,230,596          17,245,800
Less - Treasury stock, at cost, 114,300 shares...............................             755,085             755,085
                                                                                     ------------        ------------
TOTAL STOCKHOLDERS' EQUITY...................................................          18,475,511          16,490,715
                                                                                     ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................        $174,147,961        $168,371,507
                                                                                     ============        ============

  The accompanying notes are an integral part of these consolidated financial statements.

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                             Nine Months Ended           Three Months Ended
                                                                                September 30,               September 30,
                                                                         --------------------------   -------------------------
                                                                             2001          2000          2001           2000
                                                                             ----          ----          ----           ----
INTEREST INCOME:
    Interest and fees on loans.......................................... $ 7,469,805     $7,213,639   $2,535,107     $2,479,866
    Interest and dividends on investment securities-
             U.S. Government and agency obligations.....................   1,365,361      1,618,847      411,514        588,441
             Collateralized mortgage obligations........................      22,337         53,582        5,002         14,279
             Mortgage-backed securities.................................     182,353        234,386       58,303         74,566
             Preferred stock............................................     784,220        501,806      266,485        207,016
             Marketable equity securities and other.....................     106,748         72,212       29,063         23,123
    Interest on cash equivalents........................................     265,607        230,962       54,770         72,523
                                                                         -----------     ----------   ----------     ----------
             Total interest income......................................  10,196,431      9,925,434    3,360,244      3,459,814
                                                                         -----------     ----------   ----------     ----------
INTEREST EXPENSE:
    Interest on deposits................................................   3,777,862      3,921,748    1,156,764      1,395,927
    Interest on repurchase agreements...................................     278,194        345,040       86,010        113,391
    Interest on advances................................................     825,779        597,058      289,161        195,710
                                                                         -----------     ----------   ----------     ----------
            Total interest expense......................................   4,881,835      4,863,846    1,531,935      1,705,028
                                                                         -----------     ----------   ----------     ----------

            Net interest income.........................................   5,314,596      5,061,588    1,828,309      1,754,786

PROVISION FOR LOAN LOSSES...............................................      75,000        175,000       25,000         50,000
                                                                         -----------     ----------   ----------     ----------
            Net interest income after provision for
             loan losses................................................   5,239,596      4,886,588    1,803,309      1,704,786
                                                                         -----------     ----------   ----------     ----------
NONINTEREST INCOME:
    Service charges on deposits.........................................     230,814        207,255       70,382         70,375
    Gain on loan sales..................................................      80,351        253,748       63,349        101,487
    Other...............................................................     285,242        244,023       70,535        103,183
                                                                         -----------     ----------   ----------     ----------
      Total noninterest income..........................................     596,407        705,026      204,266        275,045
                                                                         -----------     ----------   ----------     ----------

NONINTEREST EXPENSE:
     Salaries and employee benefits.....................................   1,859,377      1,853,968      606,431        650,505
     Occupancy expense..................................................     368,941        345,140      131,728        116,228
Equipment expense.......................................................     213,741        196,350       73,779         65,494
Other real estate owned net losses (gains) and expenses.................       3,604         (1,073)       1,204          3,188
Computer services.......................................................     200,088        188,092       67,294         64,534
     Deposit insurance assessments......................................      23,450         17,296        5,602          6,453
     Other operating expenses...........................................     650,723        729,544      211,337        248,778
                                                                         -----------     ----------   ----------     ----------
            Total noninterest expense...................................   3,319,924      3,329,317    1,097,375      1,155,180
                                                                         -----------     ----------   ----------     ----------
            Income before provision for income taxes....................   2,516,079      2,262,297      910,200        824,651

PROVISION FOR INCOME TAXES..............................................     902,595        801,971      340,388        291,919
                                                                         -----------     ----------   ----------     ----------
NET INCOME.............................................................. $ 1,613,484     $1,460,326   $  569,812     $  532,732
                                                                         ===========     ==========   ==========     ==========
Earnings per share:
            Basic....................................................... $      1.33     $     1.20   $     0.47     $     0.44
                                                                         ===========     ==========   ==========     ==========
            Diluted..................................................... $      1.33     $     1.20   $     0.47     $     0.44
                                                                         ===========     ==========   ==========     ==========
Weighted average common shares outstanding..............................   1,213,741      1,214,254    1,213,741      1,213,741
Weighted average equivalent shares......................................  ----------      ---------    ---------      ---------
                                                                         -----------     ----------   ----------     ----------
Weighted average common and common stock equivalent
     shares outstanding.................................................   1,213,741      1,214,254    1,213,741      1,213,741
                                                                         ===========     ==========   ==========     ==========

                      FIRST FINANCIAL CORP. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                                  (Unaudited)


                                                                               Accumulated
                                                                                  Other                     Total
                                       Common                    Retained     Comprehensive   Treasury  Stockholders'  Comprehensive
                                       Stock       Surplus       Earnings     Income (Loss)    Stock       Equity         Income
                                      ----------  -----------  ------------   -------------  ----------  ------------   ----------
Balance, December 31, 2000..........  $1,328,041   $4,431,380   $11,892,318     $(405,939)   $ (755,085)  $16,490,715


Net income..........................  ---------     ---------     1,613,484     ---------    ----------     1,613,484     $1,613,484

Other comprehensive income, net
   of tax:

   Unrealized holding losses, net
   of reclassification adjustment...  ---------     ---------    ----------       917,495    ----------       917,495        917,495
                                                                                                                          ----------
Comprehensive income................                                                                                      $2,530,979
                                                                                                                          ==========

Dividends declared ($.45 per
   share)...........................  ----------   ----------      (546,183)  -----------   -----------      (546,183)

Balance, June 30, 2001 .............  $1,328,041   $4,431,380   $12,959,619     $ 511,556    $ (755,085)  $18,475,511
                                      ==========  =========== =============  ============  ============  ============


  The accompanying notes are an integral part of these consolidated financial statements

                     FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                 Nine  Months Ended September 30,
                                                                                              --------------------------------------
                                                                                                    2001                 2000
                                                                                              -----------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.............................................................................     $   1,613,484        $   1,460,326
  Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses.............................................................            75,000              175,000
   Depreciation and amortization.........................................................           218,374              208,034
   Net accretion on investment securities held-to-maturity...............................           (15,102)              (8,524)
   Net accretion on investment securities available-for-sale.............................          (222,322)            (249,256)
   Gains on sale of OREO.................................................................         ---------               (6,430)
   Gains on sales of loans...............................................................           (80,351)            (253,748)
   Net (originations) proceeds on loans held for sale....................................        (1,461,508)             801,286
   Net decrease in unearned discount.....................................................            (5,072)             (12,919)
   Net decrease (increase) in other assets...............................................            55,180           (1,142,488)
   Net increase (decrease) in deferred loan fees.........................................            49,292              (27,734)
   Net increase in accrued expenses and other liabilities................................           191,141              222,367
                                                                                              -------------        -------------
   Net cash provided by operating activities.............................................           418,116            1,165,914
                                                                                              -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Federal Home Loan Bank stock................................................          (375,500)             (34,500)
 Proceeds from maturities of investment securities
   held-to-maturity......................................................................        24,725,350            2,392,828
 Proceeds from maturities of investment securities
   available-for-sale....................................................................       211,893,743          197,788,918
 Purchase of investment securities held-to-maturity......................................       (16,000,000)          (8,332,609)
 Purchase of investment securities available-for-sale....................................      (216,826,714)        (208,855,650)
 Net increase in loans...................................................................        (7,543,181)          (4,503,559)
 Purchase of premises and equipment......................................................           (71,692)             (41,898)
 Sales of OREO...........................................................................        ----------              366,511
                                                                                              -------------        -------------
   Net cash used in investing activities.................................................        (4,197,994)         (21,219,959)
                                                                                              -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in demand accounts.........................................................           490,419            1,744,895
 Net (decrease) increase in savings and money market accounts............................          (935,698)             454,336
 Net (decrease) increase in time deposits................................................        (4,023,695)          21,019,193
 Net (decrease) increase in repurchase agreements........................................        (2,742,816)             124,063
 Net increase (decrease) in Federal Home Loan Bank advances..............................        10,812,307           (2,678,685)
 Purchase of common stock for treasury...................................................          --------             (159,375)
 Dividends paid..........................................................................          (546,183)            (436,947)
                                                                                              -------------        -------------
   Net cash provided by financing activities.............................................         3,054,334           20,067,480
                                                                                              -------------        -------------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.............................................................................          (725,544)              13,435
CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD.................................................................................         4,803,931            9,244,055
                                                                                              -------------        -------------
CASH AND CASH EQUIVALENTS, END OF  PERIOD...........                                          $   4,078,387        $   9,257,490
                                                                                              =============        =============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW
   INFORMATION:
 Interest paid...........................................................................     $   4,959,480        $   4,786,480
                                                                                              =============        =============
 Income taxes paid.......................................................................     $   1,115,456        $   1,125,000
                                                                                              =============        =============
SUPPLEMENTAL DISCLOSURE OF NONCASH
 TRANSACTIONS:
 Transfer of loans to OREO...............................................................     $  ---------         $     430,081
                                                                                              =============        =============

  The accompanying notes are an integral part of these consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 2001

(1)  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial statements, primarily consisting of normal recurring adjustments, have been included. Operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any other interim period.

     For further information refer to the consolidated financial statements, notes and other information included in the Company's Annual Report and Form 10-K for the period ended December 31, 2000, filed with the Securities and Exchange Commission.

(2)  DIVIDEND DECLARATION

     On October 15, 2001 the Company declared dividends of $182,061 or $.15 per share to all common stockholders of record on November 1, 2001, payable on November 14, 2001.

(3)  NEW PRONOUNCEMENTS

     Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board (FASB), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. This statement is effective for business combinations initiated after July 1, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and management has concluded that this statement will have no impact on its consolidated financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121 and portions of APB Opinion No. 30. This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. Management does not believe that the adoption of this statement will have a material effect on the Company's financial condition.


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

     Reportable segment specific information and reconciliation to consolidated financial information is as follows:

                                                        Community                        Other Adjustments
                                                         Banking            Other         and Eliminations      Consolidated
                                                         -------            -----         ----------------      ------------
     Three Months Ended September 30, 2001
          Net Interest Income                          $1,822,430         $  621,526         $  (615,647)         $1,828,309
          Provision for Loan Losses                        25,000          ---------          ----------              25,000
          Total Noninterest Income                        204,266          ---------          ----------             204,266
          Total Noninterest Expense                     1,022,049             75,326          ----------           1,097,375
          Net Income                                      615,647            569,812            (615,647)            569,812

     Three Months Ended September 30, 2000
          Net Interest Income                          $1,748,675         $  547,791         $  (541,680)         $1,754,786
          Provision for Loan Losses                        50,000          ---------          ----------              50,000
          Total Noninterest Income                        275,045          ---------          ----------             275,045
          Total Noninterest Expense                     1,131,180             24,000          ----------           1,155,180
          Net Income                                      541,680            532,732            (541,680)            532,732

     Nine Months Ended September 30, 2001
          Net Interest Income                          $5,296,682         $1,714,341         $(1,696,427)         $5,314,596
          Provision for Loan Losses                        75,000          ---------          ----------              75,000
          Total Noninterest Income                        596,407          ---------          ----------             596,407
          Total Noninterest Expense                     3,174,662            145,262          ----------           3,319,924
          Net Income                                    1,696,427          1,613,484          (1,696,427)          1,613,484

     Nine Months Ended September 30, 2000
          Net Interest Income                          $5,043,356         $1,512,437         $(1,494,205)         $5,061,588
          Provision for Loan Losses                       175,000          ---------           ---------             175,000
          Total Noninterest Income                        705,026          ---------           ---------             705,026
          Total Noninterest Expense                     3,257,317             72,000           ---------           3,329,317
          Net Income                                    1,494,205          1,460,326          (1,494,205)          1,460,326

Item 2 - Management's Discussion and Analysis of Financial Condition an Results of Operations

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

Recent Developments
-------------------

     On November 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Washington Trust Bancorp, Inc. ("Washington Trust"), pursuant to which the Company will merge with and into Washington Trust (the "Merger"). Pursuant to the terms of the Merger Agreement, the issued and outstanding shares of the Company will be converted into the right to $16.00 in cash and that number of shares of Washington Trust common stock, par value $0.625 per share determined based on an exchange ratio set forth in the Merger Agreement.. As of the date of this Quarterly Report on Form 10-Q, the Company estimates that the exchange ratio would be approximately 0.889 shares of Washington Trust common stock for each share of the Company's common stock. Consummation of the Merger is subject to a number of conditions, including, but not limited to, the approval of the Merger Agreement and the Merger by the shareholders of the Company and the receipt of requisite regulatory approvals.

     In connection with the Agreement, The Washington Trust Company of Westerly, a subsidiary of Washington Trust (the "Bank") entered into an Agreement and Plan of Merger (the "Subsidiary Agreement") with First Bank and Trust Company, a subsidiary of the Company ("First Bank"), pursuant to which First Bank will merge with and into the Bank (the "Bank Merger"). Pursuant to the Subsidiary Agreement, the issued and outstanding shares of First Bank will be cancelled immediately prior to the Bank Merger.

     The terms of the Merger and the Merger Agreement will be described in further detail in a registration statement, a definitive proxy statement/prospectus and other relevant documents concerning the proposed transaction to be filed by the Company and the Washington Trust with the SEC shortly

     This Quarterly Report on Form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The following factors, among others, could cause the actual results of the Merger to differ materially from the expectations of the Company and Washington Trust: changes in general national or regional economic conditions, the risk that the businesses of Washington Trust and the Company will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected, the ability to fully realize the expected cost savings and revenues on a timely basis, the ability of the companies to obtain the required shareholder or regulatory approvals of the Merger, a materially adverse change in the financial condition of either company, and changes in the assumptions used in making such forward-looking statements.

Summary
-------

For the three months ended September 30, 2001, the Company reported net income of $569,812 compared to net income of $532,732 for the three months ended September 30, 2000, or an increase of 7.0%. Net income for the third quarter of 2001 represented record earnings for the Company. Basic and diluted net income per share were $0.47 for the quarter ended September 30, 2001, compared to $0.44 per share for the same three month period of the prior year. Net income for the nine months ended September 30, 2001 amounted to $1,613,484 or $1.33 per diluted share, compared to $1,460,326 or $1.20 per diluted share for the same nine month period of 2000.

The Company's record operating performance for the third quarter ended September 30, 2001 was primarily the result of (i) earning asset growth, particularly within the higher yielding loan portfolio, (ii) ability to maintain net interest spread and margin in a declining interest rate environment, (iii) superior asset quality resulting in a reduced provision for loan losses, and (iv) control of overhead spending.

Total assets increased $5.7 million or 3.4% to $174.1 million at September 30, 2001 from $168.4 million at December 31, 2000. The loan portfolio, net of unearned discount, increased $7.5 million or 7.2% to $111.4 million at September 30, 2001 from $103.9 million at December 31, 2000. Investment securities decreased $2.0 million to $52.4 million at September 30, 2001 from $54.4 million at December 31, 2000. Funding for the increase in total assets was provided from wholesale sources, primarily advances from the Federal Home Loan Bank of Boston. Although retail deposits declined $4.4 million to $124.6 million at September 30, 2001 from $129.0 million at December 31, 2000, wholesale borrowings increased $8.1 million to $28.5 million at September 30, 2001 from $20.4 million at December 31, 2000. Stockholders' equity increased $2.0 million to $18.5 million at September 30, 2001 from $16.5 million at December 31, 2000. Essentially, the increase in total assets and the reduction in total retail deposits was funded through the use of wholesale funding sources and the increase in stockholders' equity.


Financial Condition

Asset Quality
-------------

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated.

                                                          As of and for the              As of and for the
                                                          nine months ended                 year ended
                                                            September  30,                  December 31,
                                                           -----------------             ------------------
                                                                2000           2000            2001
                                                               -----          -----            ----
                                                                      (Dollars in Thousands)
          Nonperforming loans.................................   $ -0-        $   158         $   -0-
          Other real estate owned.............................   $ -0-        $    70         $   -0-
          Total nonperforming assets..........................   $ -0-        $   228         $   -0-
          Loans 30-89 days delinquent.........................   $ 898        $   186         $   460
          Nonperforming assets to total assets................      NM           0.14%             NM
          Nonperforming loans to total loans..................      NM           0.16%             NM
          Net loan charge-offs (recoveries) to average loans..    0.01%        (0.07)%          (0.02)%
          Allowance for loan losses to total loans............    1.63%          1.81%           1.69%
          Allowance for loan losses
            to nonperforming loans (multiple)..................     NM          11.38X             NM

NM-Not Meaningful

The following represents the activity in the allowance for loan losses for the three and nine months ended September 30, 2001 and 2000:

                                                                     Nine Months Ended          Three Months Ended
                                                                       September  30,              September 30,
                                                                   -----------------------   -------------------------
                                                                     2001          2000        2001           2000
                                                                   ----------   ----------   ----------   ------------
          Balance at beginning of period.....................       $1,751,621   $1,556,405   $1,782,456     $1,697,072
               Provision.....................................           75,000      175,000       25,000         50,000
               Loan charge-offs..............................          (22,711)     (44,678)        (497)        (2,758)
               Recoveries....................................            9,871      109,506        6,822         51,919
                                                                  ------------   ----------   ----------     ----------
          Balance at end of period...........................       $1,813,781   $1,796,233   $1,813,781     $1,796,233
                                                                  ============   ==========   ==========     ==========

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

Deposits and Other Borrowings
-----------------------------

Total deposits decreased $4.4 million to $124.6 million at September 30, 2001 from $129.0 million at December 31, 2000. Demand deposits increased $.5 million to $19.7 million at September 30, 2001, while savings and money market accounts decreased $1.0 million to $24.1 million during the nine months ended September 30, 2001. Time deposits, when accounted for the largest decline in total deposits, decreased $4.0 million to $80.8 million at September 30, 2001 from $84.8 million at December 31, 2000. During the second quarter of 2001 nearly $38.5 million in retail time deposits were scheduled to mature. Of this amount, nearly $4.6 million was withdrawn. However, during the third quarter of 2001, time deposits increased $.6 million.

Securities sold under agreements to repurchase decreased $2.8 million to $6.8 million at September 30, 2001 from $9.6 million at December 31, 2000. Of this decrease, $1.8 million occurred during the third quarter and related to a single municipal customer's maturity. Federal Home Loan Bank advances increased $10.8 million to $21.7 million at September 30, 2001 from $10.9 million at December 31, 2000. During the third quarter of 2001, advances remained virtually flat.

Results of Operations

Net Interest Income
--------------------

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) was $5,314,596 for the nine months ended September 30, 2001, compared to $5,061,588 for the nine months ended September 30, 2000. This increase was the result of an increase in interest-earning assets, offset somewhat by a decline in net interest margins.

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



                                                                           Nine Months Ended September 30,
                                                      -----------------------------------------------------------------------------
                                                                       2001                                     2000
                                                      ------------------------------------     ------------------------------------
                                                                    Interest       Average                   Interest     Average
                                                      Average        Income/        Yield/       Average      Income/      Yield/
                                                      Balance        Expense        Rate         Balance      Expense       Rate
                                                      -------        -------        ----         -------      -------       ----
Interest - earning assets:

 Loans.........................................     $106,012,792   $ 7,469,805        9.39%  $ 99,406,207   $  7,213,639    9.68%
 Investment securities - AFS...................       36,069,229     1,695,331        6.27%    30,078,017      1,497,657    6.64%
 Investment securities  - HTM..................       16,479,150       713,025        5.77%    21,091,095        944,088    5.97%
 Securities purchased under agreements to
    resell.....................................       10,275,556       265,606        3.45%     6,161,779        230,962    5.00%
 Federal Home Loan Bank Stock and other........        1,217,370        52,664        5.77%       810,155         39,088    6.43%
                                                    ------------   -----------  ----------   ------------   ------------    ----

Total interest-earning assets..................      170,054,097    10,196,431        7.99%   157,547,253      9,925,434    8.40%
                                                                   -----------  ----------                  ------------    ----

Noninterest-earning assets:

  Cash and due from banks......................        2,531,856                                2,884,584
  Premises and equipment.......................        1,948,293                                2,093,572
  Other real estate owned......................                0                                  122,845
  Allowance for loan losses....................       (1,779,542)                              (1,663,524)
  Other assets.................................        3,089,596                                2,163,231
                                                    ------------                             ------------

Total noninterest-earning assets...............        5,790,203                                5,600,708
                                                    ------------                             ------------

Total assets...................................     $175,844,300                             $163,147,961
                                                    ============                             ============

Interest - bearing liabilities:
  Deposits:
    Interest bearing demand and NOW
       deposits................................     $  3,001,556   $    32,261        1.43%  $  3,138,119   $     34,508    1.47%
    Savings deposits...........................       18,515,594       319,834        2.30%    17,469,233        282,390    2.16%
    Money market deposits......................        3,828,894        56,168        1.96%     1,390,736         21,625    2.07%
    Time deposits..............................       82,135,817     3,369,599        5.47%    82,584,747      3,583,225    5.79%
  Securities sold under agreements to
     repurchase................................        8,610,602       278,194        4.31%     9,087,355        345,040    5.06%
   Federal Home Loan Bank advances.............       20,661,998       825,779        5.33%    13,427,761        597,058    5.93%
                                                    ------------   -----------  ----------   ------------   ------------    ----


Total interest-bearing liabilities.............      136,754,461     4,881,835        4.76%   127,097,951      4,863,846    5.10%
                                                                   -----------  ----------                  ------------    ----

Noninterest-bearing liabilities:
  Noninterest-bearing deposits.................       19,336,120                               19,204,794
  Other liabilities............................        2,328,508                                1,315,190
                                                    ------------                             ------------

Total noninterest-bearing liabilities..........       21,664,628                               20,519,984

Stockholders' equity...........................       17,425,211                               15,530,026
                                                    ------------                               ----------

Total liabilities and stockholders' equity.         $175,844,300                             $163,147,961
                                                    ============                              ===========

Net interest income............................                    $ 5,314,596                              $  5,061,588
                                                                   ===========                              ============

Net interest spread............................                                       3.23%                                 3.30%
                                                                                      ====                                  ====

Net interest margin............................                                       4.17%                                 4.28%
                                                                                      ====                                  ====

Total interest income for the three months ended September 30, 2001 was $3,360,244 compared to $3,459,814 for the same three month period of the prior year. This decrease of $99,570 or 2.9% was primarily the result of a decline in interest rates which drove down the quarterly earning asset yield to 7.79% from last year's third quarter yield of 8.61%. Despite the decline in rates, the reduction in total interest income was offset by an $11.0 million increase in quarterly average interest-earning assets to $171.7 million. Of this increase, nearly $8.2 million occurred within the Company's loan portfolio whose yield declined 54 BP to 9.23% from 9.77%. The greatest influence which the declining rate environment had, however, was on the Company's interest expense. Despite an $8.4 million increase in quarterly average interest-bearing liabilities, total interest expense declined $173,093 to $1,531,935 for the three months ended September 30, 2001, compared to $1,705,028 for the same three months of the prior years. Correspondingly, the Company's cost of funds declined 83 BP to 4.48% from 5.31%. Consequently, net interest income increased $73,523 or 4.2% to $1,828,309 for the third quarter of 2001 versus $1,745,786 for the third quarter of 2000. The Company's net interest spread remained virtually flat at 3.31% compared to 3.30%, while its net interest margin declined 9 BP to 4.27% from 4.36%.

For the nine months ended September 30, 2001, total interest income increased $271,997 to $10,196,431 from $9,925,434. Total average interest-earning assets increased $12.6 million and contributed nearly $672,000 to the increase in interest income. The declining interest rate environment resulted in the repricing of Wall Street Prime rate indexed loans as well as the call of a number of investment securities. This resulted in a decrease of nearly $400,000 to total interest income. The earning asset yield declined to 7.99% from 8.40% in this interest rate environment. Total interest expense increased a mere $17,989 to $4,881,835 from $4,863,846. Despite a $9.7 million increase in average interest-bearing liabilities, which increased interest expense by nearly $308,000, the decline in rates reduced the Company's cost of funds to 4.76% from 5.10% and reduced interest expense by approximately $290,000. Overall, net interest income increased $253,008 with almost $364,000 related to balance sheet growth or volume, and a negative $111,000 attributable to a decline in interest rates. For the nine months ended September 30, 2001, the Company's net interest spread and margin were 3.23% and 4.17%, respectively, compared to 3.30% and 4.28% for the same nine month period of the prior year.


Provision for Loan Losses
-------------------------

The provision for loan losses totaled $25,000 for the three months ended September 30, 2001 and $50,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, the provision for loan losses amounted to $75,000 and $175,000, respectively. During the quarter, the Company recorded net recoveries of $6,325 which included one charge-off of $497. At September 30, 2001, the Company had no nonperforming loans and no nonperforming assets. Also, the reserve requirement for impaired loans declined nearly $88,000 from September 30, 2000. At September 30, 2001, the allowance for loan losses to total loans measured 1.63%, compared to 1.81% at September 30, 2000 and 1.69% at December 31, 2000.

Noninterest Income
------------------

Total noninterest income declined $70,779 to $204,266 during the third quarter of 2001 from $275,045 during last year's third quarter. In accounting for a servicing rights asset, servicing fee income is negated by a yield adjustment on the unsold portion of SBA loans. In this year's third quarter the Company amortized the servicing rights asset against participation fee income by $39,591 compared to $3,293 during the third quarter of 2000. Without this adjustment, participation fee income would have been $36,046 for the third quarter of 2001 compared to $32,949 during last year's third quarter. The other item which accounted for the decline in noninterest income during the third quarter of 2001 was a $39,138 decline in SBA loan sale gains to $63,349 from $101,486. Total noninterest income decreased $108,618 or 15.4% to $596,407 for the nine months ended September 30, 2001 from $705,025 for the same nine month period of the prior year. The single largest contributor to this decline was the $173,397 decrease in SBA loan sale gains. Deposit service charges, ATM surcharges and the residential mortgage program fees all had increases which helped mitigate the negative impact of the SBA gains shortfall.

Noninterest Expense
-------------------

Total noninterest expense or overhead spending declined during the third quarter of 2001 by $57,805 or 5.0% to $1,097,375 from last year's third quarter spending
of $1,155,180.   Salaries and benefits decreased $44,073 to $606,431 from
$650,504.   This decrease resulted primarily from a shrink in workforce as well as lower discretionary bonus accruals in 2001 compared to 2000. The only other area of significant spending reduction was advertising which decreased $37,225 from last year's third quarter level of spending.

Operating at an efficiency ratio of 56.17% in 2001 versus 57.73% in 2000, the Company recorded a slight decrease of $9,393 in total overhead spending to $3,319,923 for the nine months ended September 30, 2001 from $3,329,317 for the nine months ended September 30, 2000. Total salaries were down nearly $89,000 which reflected the delay in filling certain staff positions along with lower yearend bonus accrual. Pension cost increased $100,500 to $288,000 from $187,500. This increase reflected the 2000 SERP amendment which was recorded in the fourth quarter of 2000. The only other significant contributor to the lower spending level was a $67,525 decrease in advertising.

Income Taxes
------------

Income taxes for the three months ended September 30, 2001, were $340,388 or 37.4% of pretax income, compared to $291,919 or 35.4% of pretax income for the three months ended September 30, 2000. For the nine months ended September 30, 2001 and 2000, income taxes were $902,595 and $801,971, respectively, or 35.9% and 35.4% of pretax income, respectively. The Company's combined federal and state (net of federal benefit) statutory income tax rate is 39.9%. The Company's effective combined federal and state tax rate was lower than the statutory rate primarily due to the exclusion, from state taxable income, of interest income on U.S. Treasury obligations and certain government agency debt securities. The higher effective tax rates in 2001 were primarily due to proportionately less income excluded for state income tax purposes.

Capital Adequacy
----------------

The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by both the Bank and the Company.

Set forth below is a summary of FDIC and Federal Reserve Board capital requirements, and the Company's and the Bank's capital ratios as of September 30, 2001:

                                                        Regulatory
                                                        Minimum (1)  Actual
                                                        -----------  ------


                   The Company
                    Risk-based:
                        Tier 1........................      4.00%    14.21%
                        Totals........................      8.00     15.46
                    Leverage..........................      3.00     10.15

                    The Bank
                     Risk-based:
                        Tier 1.........................     4.00%    13.73%
                        Totals.........................     8.00     14.99
                     Leverage..........................     3.00      9.79


(1) The 3% regulatory minimum leverage ratio applies only to certain highly-rated banks. Other institutions are subject to higher requirements.

Asset/ Liability Management
---------------------------

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

At September 30, 2001, the Company's one year static gap position was a negative $19.9 million or 11.4% of total assets. By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk' and 'equity-at-risk'. At September 30, 2001, the Company's earnings-at-risk under a +200 basis point
                                                           -
interest rate shock test measured a negative 1.7% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 14.3% of market value of equity at September 30, 2001. At September 30, 2001, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At September 30, 2001, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $18.7 million, or 10.7% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has an unused borrowing capacity of nearly $19.6 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. The Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

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

                                         First Financial Corp.


November 13, 2001                        /s/ Patrick J. Shanahan, Jr.
-----------------                        ----------------------------
Date                                     Patrick J. Shanahan, Jr.
                                         Chairman, President and Chief Executive
Officer

November 13, 2001                         /s/ John A. Macomber
-----------------                         -----------------------------
Date                                      John A. Macomber
                                          Vice President, Treasurer
                                          and Chief Financial Officer