Form 10-K
period 2001-12-31
FIRST FINANCIAL CORP /RI/
filed 2002-04-15
CIK 354948

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 2001


                           Commission File No. 0-27878


                              First Financial Corp.
             (Exact name of registrant as specified in its charter)


                              ---------------------


       Rhode Island                                           05-0391383
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


              180 Washington Street, Providence, Rhode Island 02903
               (Address of principal executive offices) (Zip Code)

                              ---------------------

                                 (401) 421-3600
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of Common Stock held by nonaffiliates of the Registrant as of April 10, 2002 was $33,379,647 based on the closing sale price of common stock as reported on the Nasdaq National Market on such date. At April 10, 2002, there were 1,328,041 shares of the Company's $1.00 par value Common Stock issued and 1,213,741 outstanding.

                                    FORM 10-K

                                TABLE OF CONTENTS


                                                                                                PAGE
                                                                                              REFERENCE

                                     PART I

Item 1.    Business................................................................................ 3
Item 2.    Properties..............................................................................14
Item 3.    Legal Proceedings.......................................................................14
Item 4.    Submission of Matters to a Vote of Security Holders.....................................14

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters...................15
Item 6.    Selected Consolidated Financial Data....................................................16
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...18
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk. .............................35
Item 8.    Financial Statements and Supplementary Data.............................................36
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....60

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant......................................60
Item 11.   Executive Compensation..................................................................61
Item 12.   Security Ownership of Certain Beneficial Owners an Management...........................66
Item 13.   Certain Relationships and Related Transactions..........................................67

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................68

Signatures.........................................................................................70

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

RECENT DEVELOPMENTS

MERGER WITH WASHINGTON TRUST BANCORP, INC.

On November 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Washington Trust Bancorp, Inc. ("Washington Trust"), pursuant to which the Company will merge with and into Washington Trust (the "Merger"). Pursuant to the terms of the Merger Agreement, the issued and outstanding shares of the Company will be converted into the right to $16.00 in cash and that number of shares of Washington Trust common stock, par value $0.625 per share determined based on an exchange ratio set forth in the Merger Agreement. Consummation of the Merger is subject to a number of conditions, including, but not limited to, the approval of the Merger Agreement and the Merger by the shareholders of the Company and the receipt of requisite regulatory approvals.

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

On March 6, 2002, the shareholders of First Financial Corp. approved the Merger Agreement and the Merger. On March 21, 2002, the Federal Deposit Insurance Corporation issued its approval Bank Merger and on April 9, 2002, the Rhode Island Division of Banking issued its approval of the Merger and the Bank Merger. Washington Trust and the Company anticipate that the completion of the Merger will occur in April 2002.

DIVIDENDS

On January 15, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.15 per share to shareholders of record on February 1, 2002. This dividend was paid on February 14, 2002.

On March 25, 2002, the Company's Board of Directors declared a regular quarterly dividend of $.15 per share to shareholders of record on April 1, 2002 and payable on April 15, 2002.

MARKET AREA

Although its main office is located in downtown Providence, the Bank's Cranston branch is its largest office with deposits of $71.0 million at December 31, 2001. The Providence, Richmond and North Kingstown branches had approximately $34.9 million, $23.3 million and $8.4 million, respectively, in deposits at December 31, 2001. Through its branch locations, the Bank provides for the lending and deposit needs of its commercial and consumer customers in its market area and by targeting customers who desire the convenience and personal service not otherwise available as a result of recent major banking consolidations.

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

During the past few years, and especially during 2001 and 2000, the Bank was more active than ever in working with its commercial borrowers and the SBA in obtaining guarantees under a variety of SBA loan programs. Generally, the Bank will sell the guaranteed portion of such loans with servicing retained. According to the SBA, for its fiscal year ended September 30, 2000, the Bank ranked fourth (4th) in Rhode Island out of 31 lenders in volume by number of loans approved and fifth (5th) in dollar volume of loans guaranteed by the SBA. Overall, the Bank was ranked second (2nd) among community banks and was selected as the recipient of the Bronze Lending Award for 2000. In 1999, the Bank was the recipient of the New Markets Lender of the Year Silver Award for lending to women and minorities.

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

At December 31, 2001, the Bank's statutory lending limit to any single borrower approximated $2.4 million, subject to certain exceptions provided under applicable law. The Bank also has a policy of extending loans, on terms and conditions no less favorable than the terms and conditions applicable to any other borrower, to directors and executive officers of the Company and the Bank, limiting the aggregate principal amount of such loans to 100% of capital and otherwise complying with applicable regulatory requirements. At December 31, 2001, the aggregate principal amount of all loans to directors and executive officers and related entities was $1.2 million.

The following table sets forth the repricing frequency of fixed and variable rate loans included in the Bank's total loan portfolio at December 31, 2001. Loans having no stated schedule of repayments or no stated maturity (due on demand) are reported as due in one year.


                                                  COMMERCIAL
                                                      AND          HOME
                                  RESIDENTIAL     COMMERCIAL      EQUITY
                                     REAL            REAL        LINES OF
                                    ESTATE          ESTATE        CREDIT      CONSUMER          TOTAL
                                  -----------     -----------    ---------    --------          -----
                                                       (IN THOUSANDS)

Fixed Rate
Amounts Due:
    One year or Less             $     2,687       $    7,722    $      2     $    389        $   10,800
    After one year through
       five years                      3,183           59,193           -          468            62,844
    Beyond five years                 11,083           77,460           -            -            15,758
                                 -----------       ----------    --------     --------        ----------

                                      16,528           72,013           2          857            89,402
                                 -----------       ----------    --------     --------        ----------
Variable Rate
Repricing Frequency:
    Annually or more frequently            -           20,567       3,142           73            23,782
    Less frequently than
       annually                            -                -           -            -                 -
                                 -----------       ----------    --------     --------        ----------

                                           -           20,567       3,142           73            23,782
                                 -----------       ----------    --------     --------        ----------

          Total                  $    11,083       $   98,027    $  3,144     $    930        $  113,184
                                 ===========       ==========    ========     ========        ==========

Scheduled contractual principal repayments do not, in many cases, reflect the actual maturities of loans. The average maturity of loans is substantially less than their average contractual terms because of prepayments and, in the case of conventional mortgage loans, due-on-sale clauses, which generally give the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage. In addition, because many of the Bank's residential and commercial real estate loans are fixed rate loans subject to rate review and/or call option within three to five years, such loans are considered by the Bank to have a stated maturity equal to the rate review period. Prevailing interest rates at the time of scheduled rate reviews may cause the Bank to reset rates on these loans. However, such loans may not actually mature at that time. The average life of mortgage loans tends to increase when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially lower than current mortgage loan rates (due to refinancing at lower rates). Under the latter circumstances, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates. As of December 31, 2001, there were no non-accruing loans in the Bank's portfolio.

RESIDENTIAL REAL ESTATE LOANS. At December 31, 2001, the Bank's outstanding residential first and second mortgage loans and home equity lines of credit of approximately $14.3 million, represented 12.6% of the Bank's total loan portfolio.

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

The Bank has committed substantial resources to the promotion and development of commercial lending (i.e. small business plant purchases, expansion and working capital) secured by real estate, which loans are characterized as "commercial real estate loans." At December 31, 2001, outstanding commercial and commercial real estate loans approximated $98.0 million or 86.6% of total loans outstanding, including total construction and land development loans of approximately $3.0 million.

Commercial and commercial real estate loans are generally priced at a fixed rate and are generally structured with a three-year or five- year rate review and/or call option. If a loan is priced at a floating rate, it is indexed to the Bank's base lending rate or to the Wall Street Prime Rate.

At December 31, 2001, 67% of all residential, commercial and commercial real estate loans are subject to repricing within five years. At December 31, 2001, the Bank's base lending rate was 8.00% while the Prime Rate was 4.75%.

CONSUMER LOANS. At December 31, 2001, the Bank's consumer loan portfolio approximated $.9 million or .8% of total loans outstanding. The Bank offers a full range of consumer lending products including new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition including, most significantly, from consumer finance companies and, therefore, the Bank does not view this market as possessing significant growth potential.

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

The following table sets forth the amortized cost and fair value of the Bank's investment portfolio at the dates indicated:


                                                   DECEMBER 31,
                                ---------------------------------------------------
                                             2001                   2000
                                -------------------------   -----------------------
                                    AMORTIZED     FAIR      AMORTIZED     FAIR
                                      COST        VALUE       COST        VALUE
                                ---------------  --------   ---------    ----------
                                                               (In thousands)

Held-to-Maturity:
    U.S. Government and
       agency obligations          $ 14,500     $ 14,577    $  21,836    $  21,802
    Collateralized mortgage
       obligations                      115          116          653          650
                                   --------     --------    ---------    ---------

                                   $ 14,615     $ 14,693    $  22,489    $  22,452
                                   ========     ========    =========    =========


                                                                   DECEMBER 31,
                                    -----------------------------------------------------------------
                                            2001                     2000                   1999
                                    --------------------    --------------------    -----------------
                                    AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED    FAIR
                                      COST        VALUE       COST        VALUE       COST       VALUE
                                    ---------    -------    ---------    -------    ---------   ------
                                                               (In thousands)

Available-for-Sale:
    U.S. Government and
       agency obligations          $ 18,495     $ 18,617    $  17,480    $  17,536  $  14,801   $  14,722
    Mortgage-backed securities        2,950        3,021        4,202        4,216      5,198       5,054
    Trust preferred stock            14,454       14,958        9,433        8,910          -           -
    Marketable equity securities
       and other                      1,833        1,728        1,485        1,262      1,169       1,081
                                   --------     --------    ---------    ---------  ---------   ---------

                                   $ 37,732     $ 38,324    $  32,600    $  31,924  $  21,168   $  20,857
                                   ========     ========    =========    =========  =========   =========

The following table sets forth certain information regarding maturity distribution and weighted average yields of the Bank's investment portfolio at December 31, 2001:


                                    WITHIN ONE YEAR      ONE TO FIVE YEARS   OVER FIVE YEARS    TOTAL SECURITIES
                                  -------------------   ------------------  -----------------  ------------------
                                             WEIGHTED             WEIGHTED           WEIGHTED           WEIGHTED
                                  CARRYING    AVERAGE   CARRYING   AVERAGE  CARRYING  AVERAGE  CARRYING  AVERAGE
                                    VALUE      YIELD      VALUE     YIELD     VALUE    YIELD     VALUE    YIELD
                                  -------------------   ------------------  -----------------  ------------------
                                                               (Dollars in Thousands)

Held-to-Maturity:
    U.S. Government and
       agency obligations          $   500     6.67%   $14,000      5.83%   $     -       -%   $14,500     5.55%
    Collateralized mortgage
       obligations(1)                  115     6.59          -         -          -       -        115     6.59


Available-for-Sale:
    U.S. Government and
       agency obligations           17,587     7.02      1,030      2.47          -       -     18,617     6.77
    Mortgage-backed securities(1)        -        -          -         -      3,021    7.76      3,021     7.76
    Trust preferred stock                -        -          -         -     14,958    7.86     14,958     7.86
    Marketable equity securities     1,728        -          -         -          -       -      1,728        -
       and other                    ------   -------   -------   -------     ------  -------   -------   ------

                                    19,315     7.02      1,030      2.47     17,979    7.84     38,324     7.30
                                   -------   -------   -------   -------     ------  -------   -------   ------

         Total                     $19,930     7.01%   $15,030     5.60%    $17,979    7.84%   $52,939     6.93%
                                   =======   =======   =======   =======    =======  =======   =======   ======

(1) Fixed rate collateralized mortgage obligations are presented on a scheduled cash flow basis. The mortgage-backed securities are presented using an assumed constant prepayment rate.

SOURCES OF FUNDS

Deposits obtained through the Bank's offices and automated teller machines ("ATM") have traditionally been the principal source of the Bank's funds for use in lending, investing and for other general business purposes. At December 31, 2001, the Bank had a total of approximately 3,306 demand deposit, NOW and money market accounts with an average balance of approximately $9,377 each; 3,400 passbook and statement savings accounts with an average balance of approximately $5,963 each; and 3,916 certificates of deposit with an average balance of approximately $22,058 (including certificates of deposit of $100,000 or more totaling $19.3 million).

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

The following table sets forth the average balances and average rates paid on the Bank's deposits for the periods indicated:


                                                        YEARS ENDED DECEMBER 31,
                             -------------------------------------------------------------------------------
                                          2001                     2000                     1999
                             --------------------------   ----------------------    ------------------------
                                 AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE      AVERAGE
                                 BALANCE       RATE        BALANCE       RATE        BALANCE       RATE
                             -------------   ----------   ----------   ---------    ----------    ----------
                                                            (In Thousands)

Noninterest-bearing deposits  $   19,934                $   19,177                 $   17,209
Interest bearing deposits:
    NOW and savings
       accounts                   21,862       2.07%        20,704       2.08%         21,616      2.04%
    Money market accounts          3,995       1.83%         2,015       2.09           1,835      2.07
    Certificates of deposit
       under $100,000             63,226       4.28%        67,391       5.72          53,039      4.92
    Certificates of deposit
       over $100,000              19,265       6.22%        15,647       6.63          12,079      5.34
                              ----------                ----------                 ----------

          Total               $  128,282                $  124,934                 $  105,778
                              ==========                ==========                 ==========

Time certificates of deposit in denominations of $100,000 or more, at December 31, 2001, had the following schedule of maturities:


              TIME REMAINING TO MATURITY                                AMOUNT
              --------------------------                            --------------
                                                                    (In Thousands)

                Less than 3 months                                   $     4,262
                3 to 6 months                                              7,214
                6 to 12 months                                             4,741
                More than 12 months                                        3,318
                                                                     -----------

                    Total                                            $    19,535
                                                                     ===========

For the past several years, the Bank has been active in the Securities Sold Under Agreements to Repurchase (REPO) market as a means of using wholesale funds for capital leverage and interest arbitrage purposes. The Bank also uses advances from the Federal Home Loan Bank of Boston to match the funding for selected loans as well as refinance maturing REPO's at more favorable terms.

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

COMPETITION

In attracting deposits and making loans, the Bank encounters competition from other institutions, including larger downtown Providence and suburban- based commercial banking organizations, savings banks, credit unions, other financial institutions and non-bank financial service companies serving Rhode Island. The principal methods of competition include the level of loan interest rates, interest rates paid on deposits, marketing, range of services provided and the quality of these services. These competitors include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Certain of these competitors are not subject to the same regulatory environment as the Bank.

EMPLOYEES

As of December 31, 2001, the Company had 46 full-time and 6 part-time employees. The Company's employees are not represented by any collective bargaining unit. The Company maintains a benefit program which includes health insurance, life insurance, a defined benefit pension plan and a matching savings incentive plan. The Company believes that its relations with its employees are good.

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

Under Rhode Island law, subject to the approval of the Banking Division, an out-of-state bank or bank holding company may acquire direct or indirect control of more than 5% of the voting stock or merge or consolidate with or acquire substantially all of the assets and liabilities of a Rhode Island bank or bank holding company provided that the laws of the state in which the out- of-state bank is located, or in which operations of the bank subsidiaries of an out-of-state bank holding company are principally conducted, expressly authorize, as determined by the Banking Division, under conditions no more restrictive than those imposed by the laws of Rhode Island, the acquisition by a Rhode Island bank or bank holding company of 5% of the voting stock or the merger or consolidation with or acquisition of all of the assets of banks or bank holding companies located in that state. Additionally, under Rhode Island law, no "person" may acquire 25% of the voting stock, or such lesser number of shares as constitutes control, of a Rhode Island depository institution without the prior approval of the Banking Division.

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

The guidelines generally require banks and bank holding companies to maintain at least half of its total capital comprised of common equity, retained earnings and a limited amount of perpetual preferred stock, less goodwill

("Tier I Capital"). Additionally, these guidelines require banks and bank holding companies to maintain a ratio of Tier I Capital to risk-weighted assets of at least four (4%) percent and a ratio of total capital to risk- weighted assets of at least eight (8%) percent ("Total Risk-Based Capital Ratio"). Hybrid capital instruments, perpetual preferred stock which is not eligible to be included as Tier I Capital, term subordinated debt and intermediate-term preferred stock and, subject to limitations, general allowances for loan losses, is known as "Tier 2 Capital." The sum of Tier 1 and Tier 2 Capital is "Total Risk-Based Capital." Assets are adjusted under the risk-based guidelines to take into account different risk characteristics.

PROMPT CORRECTIVE ACTION

Under Section 38 of the Federal Deposit Insurance Act (FDIA), as added by the Federal Deposit Insurance Corporation Improvement Act (FDICIA), each federal banking agency has implemented a system of prompt corrective action for institutions which it regulates. Under the regulations, a bank shall be deemed to be (i) "well capitalized" if it has Total Risk-Based Capital Ratio of 10.0% or more, has a Tier Risk-Based Capital Ratio of 6.0% or more, has a Tier I Leverage Capital Ratio of 5.0% or more and is not subject to any written capital order or directive; (ii) "adequately capitalized" if it has a Total Risk-Based Capital Ratio of 8.0% or more, a Tier I Risk-Based Capital Ratio of 4.0% or more and a Tier I Leverage Capital Ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 8.0%, a Tier I Risk- Based Capital Ratio that is less than 4.0% or a Tier I Leverage Capital Ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a Total Risk-Based Capital Ratio that is less than 6.0%, a Tier I Risk- Based Capital Ratio that is less than 3.0% or a Tier I Leverage Capital Ratio that is less than 3.0%, and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized).

As of December 31, 2001, the Bank was classified as "well capitalized" under these provisions.

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

The Company believes that its facilities are adequate for its operations at this time.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 2001, the Company did not submit any matter to a vote of its security holders, through a solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK LISTING

On May 14, 1996, the Company's common stock began trading on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: FTFN.

High and low sales prices and dividends declared during 2001 and 2000 are as follows:


                                QUARTERLY                                                    DIVIDENDS
                              SALES PRICES                           HIGH          LOW       DECLAREDS
                             --------------                        --------     --------    -----------

                             2001
                             1st Quarter                          $  14.50      $ 11.75        $   .15
                             2nd Quarter                             18.00        13.50            .15
                             3rd Quarter                             19.86        16.00            .15
                             4th Quarter                             31.99        17.50            .15

                             2000
                             1st Quarter                          $  13.00      $  9.75        $   .12
                             2nd Quarter                             11.25         9.75            .12
                             3rd Quarter                             11.88        10.44            .12
                             4th Quarter                             11.75        11.00            .12

As of April 8, 2002, there were approximately 140 holders of record of the Company's common stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA


                                                           YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                              2001        2000         1999         1998         1997
                                             ------     --------     --------     --------      ------
                                                   (Dollars in Thousands, Except Per Share Data)

FINANCIAL CONDITION DATA:
    Total assets                         $  185,188   $  168,372   $  144,782    $ 141,919     $  127,310
    Investments, securities purchased
       under agreements to resell,
       federal funds sold and interest
       bearing deposits                      64,289       56,161       40,351       49,544         42,944
    Total loans, net of unearned discount   113,182      103,880       94,939       86,296         77,680
    Allowance for loan losses                 1,832        1,752        1,556        1,287          1,597
    Total deposits                          137,658      129,046      104,589      104,372         99,290
    Securities sold under agreements
       to repurchase                          6,843        9,575        9,411       12,256         10,105
    Federal Home Loan Bank advances          21,614       10,869       13,610        6,204              -
    Senior debenture                              -            -            -        2,971          2,947
    Total stockholders' equity               16,551       16,491       15,482       14,813         13,713


                                                           YEARS ENDED DECEMBER 31,
                                             --------------------------------------------------------
                                              2001        2000         1999         1998         1997
                                             ------     --------     --------     --------      ------
                                                   (Dollars in Thousands, Except Per Share Data)

STATEMENT OF INCOME DATA:
    Interest income                          13,470       13,394       11,180       10,564          9,969
    Interest expense                          6,349        6,585        4,934        5,218          4,803
                                         ----------   ----------   ----------    ---------     ----------

    Net interest income                       7,121        6,809        6,246        5,346          5,166

    Provision for loan losses                    75          175          275          250            250
                                         ----------   ----------   ----------    ---------     ----------

    Net interest income after provision
       for loan losses                        7,046        6,634        5,971        5,096          4,916
    Noninterest income                          922        1,003          826          616            465
    Noninterest expense                       6,786        4,578        3,917        3,468          3,341
    Income taxes                              1,155        1,088        1,061          794            728
                                         ----------   ----------   ----------    ---------     ----------

    Net income                           $       27   $    1,971   $    1,819    $   1,450     $    1,312
                                         ==========   ==========   ==========    =========     ==========

PER SHARE DATA:
    Net income:
    Basic                                $     0.02   $     1.62   $     1.47    $    1.15     $    1.04
    Diluted                                    0.02         1.62         1.47         1.15          1.04
    Book value                                13.64        13.59        12.63        11.75         10.87
    Cash dividends declared                    0.60         0.48         0.36         0.24          0.20
    Dividend payout ratio                                  29.56%       24.45%       20.88%        19.23%
    Weighted average common shares
       outstanding                        1,213,741   1,214,125    1,233,104     1,261,241     1,261,241
    Weighted average common and
       common stock equivalent
       shares outstanding                 1,213,741   1,214,125    1,233,104     1,261,241     1,261,241


OPERATING RATIO DATA:
    Return on average total assets             0.02%        1.20%        1.26%        1.07%         1.07%
    Return on average stockholders'
       equity                                  0.15        12.54        12.04        10.20         10.00
    Net interest margin                        4.15         4.30         4.49         4.12          4.38
    Loans to deposits ratio                   82.20        80.50        90.77        82.68         78.24
    Leverage capital ratio                     8.65        10.10        10.71        10.56         10.77

ASSET QUALITY RATIOS:
    Nonperforming assets to total assets         NM           NM         0.12%        0.36%         0.63%
    Nonperforming loans to total loans           NM           NM         0.19           NM          0.02
    Net loan (recoveries) charge-offs to
       average loans(1)                          NM        (0.02)        0.01         0.22          0.34
    Allowance for loan losses to total
       loans(1)                                1.62         1.69         1.64         1.53          1.64
    Allowance for loan losses to
       nonperforming loans(1)                    NM           NM       861.94           NM      7,333.39

(1) Ratios are exclusive of acquired loans, acquired allowance for loan losses, and activity in the acquired allowance for loan losses associated with the 1992 acquisition of certain assets and the assumption of certain liabilities of the former Chariho-Exeter Credit Union.

NM-      Not Meaningful

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations of the Company and its subsidiaries should be read in conjunction with the consolidated financial statements and accompanying notes.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 7 of this Form 10-K. The Company considers the following accounting policies to be most critical in their potential effect on its financial position or results of operations:

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a charge to the provision for loan losses. Provisions are made to reserve for estimated losses in outstanding loan balances. The allowance for loan losses is a significant estimate and is regularly reviewed by the Company for adequacy by assessing such factors as changes in the mix and volume of the loan portfolio; trends in portfolio credit quality, including delinquency and charge-off rates; and current economic conditions that may affect a borrower's ability to repay. The Company's methodology with respect to the assessment to the adequacy of the allowance for loan losses is more fully discussed on pages 26 - 27 of Management's Discussion and Analysis.

INCOME TAXES

The Company must estimate income tax expense in each of the jurisdictions in which it operates for each period for which a statement of operations is presented. This involves estimating the Company's actual current tax exposure as well as assessing temporary differences resulting from differing treatment of items, such as timing of the deduction of expenses, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in the Company's consolidated balance sheets. The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and to the extent that recovery is not likely, a valuation allowance must be established. Significant management judgment is required in determining income tax expense, and deferred tax assets and liabilities. As of December 31, 2001, there were no valuation allowances set aside against any deferred tax assets.

INTEREST INCOME RECOGNITION

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection, or on other loans when management believes collection is doubtful. All loans considered impaired (except troubled debt restructurings), as defined below, are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

MORTGAGE SERVICING RIGHTS

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets. Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets. Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying right by predominant characteristics, such as interest rates and terms. The Company utilizes a single stratum for measuring the fair value of its loan servicing rights because of the homogeneity of its serviced loan portfolio. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.

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

On November 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Washington Trust Bancorp, Inc. ("Washington Trust"), pursuant to which the Company will merge with and into Washington Trust (the "Merger"). Pursuant to the terms of the Merger Agreement, the issued and outstanding shares of the Company will be converted into the right to $16.00 in cash and that number of shares of Washington Trust common stock, par value $0.625 per share determined based on an exchange ratio set forth in the Merger Agreement. Consummation of the Merger is subject to a number of conditions, including, but not limited to, the approval of the Merger Agreement and the Merger by the shareholders of the Company and the receipt of requisite regulatory approvals.

The Company reported net income for 2001 of $26,846 as compared to $1,970,719 for 2000. Diluted earnings per share amounted to $0.02 per share for 2001, based on 1,213,741 weighted average shares outstanding as compared to $1.62 per share for 2000 based on 1,214,125 weighted average shares outstanding. In 2001, the Company's return on average equity (ROE) decreased to 0.15% from 12.54% in 2000. The Company's return on average assets (ROA) was 0.02% in 2001 and 1.20% in 2000. The decrease in net income was primarily the result of Merger related costs partially offset by an increase in net interest income and a decrease in the provision for loan losses.

RESULTS OF OPERATIONS

NET INTEREST INCOME

In 2001, total interest income amounted to $13.5 million compared to $13.4 million in 2000. Average earning assets increased $13.1 million to $171.5 million from $158.4 million and was offset by lower yields. Of the increase, $9.3 million went to the loan portfolio which grew on average to $108.1 million in 2001 from $99.9 million in 2000. The remaining $4.4 million was placed in repurchase agreements with the Federal Home Loan Bank. During 2001 and 2000, average loans represented 63% of total average earning assets. The growth in earning assets offset by the decreasing rate environment accounted for the overall increase in interest income. In terms of volume/rate, earning asset growth (volume) contributed $940,000 to the increase in interest income, while the decreasing rate environment reduced it by $864,000.

The funding for the $13.1 million increase in average earning assets came primarily from a $8.6 million increase in retail time deposits. Total interest expense decreased $0.3 million, or 4.5% to $6.3 million in 2001 from $6.6 million in 2000. Total average interest-bearing liabilities increased $9.7 million or 7.6% to $137.5 million in 2001 from $127.8 million in 2000.

Overall, net interest income increased $312,000 to $7.1 million from $6.8 million. Of this increase, $512,000 was attributable to balance sheet growth (volume), while there was a $200,000 reduction attributable to changes in interest rates. The ability to maintain relatively neutral balance sheet exposure to changes in interest rates resulted in a modest impact to the Company's net interest income. For 2001, the Company's net interest spread declined 6 basis points to 3.24% from 3.30% in 2000. During 2001, the Company increased the excess of average interest-earning assets over interest-bearing liabilities by $3.13 million to $34.0 from $30.7 million during 2000. Lower asset yields and lower deposit and borrowing rates were primarily caused by a lower overall interest rate environment in 2001 as compared to 2000. The average yield on interest earning assets decreased 60 basis points from 8.45% in

2000 to 7.85% in 2001 and the average yield on interest bearing liabilities decreased 53 basis points from 5.15% in 2000 to 4.62% in 2001.

The following table sets forth certain information relating to the Company's average balance sheets and reflects the average yield on assets and average cost of liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities. Average balances are derived from daily balances. Loans are net of unearned discount. Non-accrual loans are included in the average balances used in calculating this table.

AVERAGE BALANCES AND INTEREST RATES (Dollars in Thousands)


                                                                   YEARS ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------
                                           2001                          2000                       1999
                              --------------------------   ----------------------------  -----------------------------
                                        INTEREST  AVERAGE            INTEREST   AVERAGE            INTEREST   AVERAGE
                               AVERAGE   INCOME/  YIELD/    AVERAGE   INCOME/   YIELD/    AVERAGE   INCOME/   YIELD/
                               BALANCE   EXPENSE   RATE     BALANCE   EXPENSE    RATE     BALANCE   EXPENSE    RATE
                              --------  --------  -------   -------  --------   -------   -------  --------   -------

INTEREST-EARNING
    ASSETS:
    Loans                     $108,131   $10,027     9.27%  $ 99,862   $9,694      9.71%  $91,965   $ 8,688      9.45%
Investment securities
    taxable - AFS               35,839     2,177     6.08     30,405    2,050      6.74    28,000     1,509      5.39
Investment securities
    taxable - HTM               15,941       896     5.62     21,421    1,289      6.02    14,462       789      5.46
Securities purchased under
    agreements to resell        10,355       301     2.90      5,960      306      5.13     4,048       162      4.00
Federal Home Loan Bank
    stock and other              1,266        69     5.55        819       55      6.72       556        32      5.76
                               -------   -------   ------    -------   ------    ------    ------   -------   -------

TOTAL INTEREST
    EARNING ASSETS             171,532    13,470     7.85%   158,467   13,394      8.45%   139,031   11,180      8.04%
                               -------   -------             -------   ------              -------  -------

NONINTEREST-EARNING
    ASSETS:
    Cash and due from
       banks                     2,606                         2,765                        2,702
    Premises and
       equipment                 1,918                         2,075                        2,276
    Other real estate
       owned                         -                           103                          231
    Allowance for loan
       losses                   (1,792)                       (1,696)                      (1,367)
    Other assets                 3,080                         2,280                        1,390
                              --------                      --------                      -------

TOTAL NONINTEREST-
    EARNING ASSETS               5,812                         5,527                        5,232
                              --------                      --------                      -------

TOTAL ASSETS                  $177,344                      $163,994                      $144,263
                              ========                      ========                      ========

INTEREST-BEARING LIABILITIES:
Deposits:
Interest-bearing demand
    and NOW deposits          $  3,147   $    41     1.31%  $  3,204   $   47      1.47%  $ 3,347   $    49      1.46%
Savings deposits                18,715       412     2.20     17,500      383      2.19    18,269       392      2.15
Money market deposits            3,995        73     1.83      2,015       42      2.09     1,835        38      2.07
Time deposits                   82,572     4,362     5.28     83,038    4,891      5.89    65,118     3,253      5.00
Securities sold under
    agreements to
    repurchase                   8,172       344     4.21      9,205      459      4.99    11,311       553      4.89
Federal Home Loan
    Bank advances               20,907     1,117     5.34     12,790      763      5.97     9,605       564      5.87
Senior debenture                     -         -        -          -        -        -      1,204        85      7.06
                              --------   -------   ------   --------   ------    ------   -------   -------   -------

TOTAL INTEREST-
    BEARING
    LIABILITIES                137,508     6,349     4.62%   127,752    6,585      5.15%  110,689     4,934      4.46%
                                         -------   ------              ------    ------             -------   -------
NONINTEREST-
    BEARING
    LIABILITIES:
Noninterest-bearing
    deposits                    19,934                        19,177                       17,209
Other liabilities                2,370                         1,355                        1,262
                              --------                      --------                      -------

TOTAL NONINTEREST-
   BEARING LIABILITIES          22,304                        20,532                       18,471
STOCKHOLDERS'
   EQUITY                       17,532                        15,710                       15,103
                              --------                      --------                      -------
TOTAL LIABILITIES AND
   STOCKHOLDERS'
   EQUITY                     $177,344                      $163,994                      $144,263
                              ========                      ========                      ========
NET INTEREST INCOME                      $ 7,121                       $6,809                       $ 6,246
                                         =======                       ======                       =======
NET INTEREST SPREAD                                 3.24%                         3.30%                           3.58%
                                                   =====                        ======                         =======
NET INTEREST MARGIN                                 4.15%                         4.30%                           4.49%
                                                   =====                        ======                         =======

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


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

                                   YEAR ENDED                   YEAR ENDED                  YEAR ENDED
                                DECEMBER 31, 2001            DECEMBER 31, 2000           DECEMBER 31, 1999
                                  COMPARED WITH                COMPARED WITH               COMPARED WITH
                                DECEMBER 31, 2000            DECEMBER 31, 1999           DECEMBER 31, 1998
                               INCREASE (DECREASE)          INCREASE (DECREASE)         INCREASE (DECREASE)
                                     DUE TO                       DUE TO                      DUE TO
                            ------------------------     -----------------------     ------------------------
                            VOLUME    RATE     TOTAL     VOLUME    RATE    TOTAL     VOLUME    RATE     TOTAL
                            ------   ------   ------     ------    -----  ------     -------   -----    -----
                                                          (Dollars in Thousands)

INTEREST-EARNING
    ASSETS:
Loans                      $    767  $ (434) $   333    $   766  $   240  $  1,006   $ 1,084  $ (193)   $  891
Investment securities
    taxable - AFS               330    (202)     128        162      379       541      (236)    (78)     (314)
Investment securities
    taxable - HTM              (308)    (85)    (393)       419       81       500       147     (41)      106
Securities purchased
    under agreements to
    resell, and other           151    (143)       8        116       51       167       (28)    (39)      (67)
                           --------  ------  -------    -------  -------  --------   -------  ------    ------

TOTAL INTEREST-
    EARNING ASSETS         $    940  $ (864) $    76    $ 1,463  $   751  $  2,214   $   967  $ (351)   $  616
                           ========  ======= =======    =======  =======  ========   =======  ======    ======

INTEREST-BEARING
    LIABILITIES:
Interest-bearing demand
    and NOW deposits       $     (1) $   (5) $    (6)   $    (2) $     -  $     (2)  $    (2) $  (16)   $  (18)
Savings deposits                 27       2       29        (17)       8        (9)       26     (80)      (54)
Money market deposits            36      (5)      31          3        1         4        11      (4)        7
Time deposits                   (24)   (504)    (528)     1,056      582     1,638        (8)   (287)     (295)
Securities sold under
    agreements to
    repurchase                  (44)    (71)    (115)      (105)      11       (94)      (86)    (73)     (159)
Federal Home Loan Bank
    advances                    434     (81)     353        190        9       199       408      (5)      403
Senior debenture                  -       -        -        (85)       -       (85)     (127)    (41)     (168)
                           --------  ------  -------    -------  -------  --------   -------  ------    ------

TOTAL INTEREST-
    BEARING LIABILITIES    $    428  $ (664) $  (236)   $ 1,040  $   611  $  1,651   $   222  $ (506)   $ (284)
                           ========  ======= ========   =======  =======  ========   =======  ======    ======

NET CHANGE IN NET
    INTEREST INCOME        $    512  $ (200) $   312    $   423  $   140  $    563   $   745  $  155    $  900
                           ========  ======= =======    =======  =======  ========   =======  ======    ======

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 in 2001 and $175,000 in 2000. The following table identifies the significant elements of asset quality embedded within the Company's loan portfolio as of and for the years ended December 31, 2001 and 2000. Refer to "Financial Condition" within this section for a discussion of the methodology used in addressing asset quality and the adequacy of the allowance for loan losses.


                                                                2001                       2000
                                                              ----------                -----------
                                                                         (In Thousands)

     Recorded investment in impaired loans                    $    1,025                $    1,410
     Impaired loans requiring a valuation allowance                  403                       441
     Valuation allowance                                             145                       124
     Net recoveries                                                    6                        21
     Nonperforming loans                                               -                         -
     Loans 30-89 days delinquent                                     588                       460
     Allowance for loan losses to total loans                       1.61%                     1.69%

NONINTEREST INCOME

The following table identifies the major sources of noninterest income.


                                                                         YEARS ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   2001           2000           1999
                                                                ----------    -----------    -----------
                                                                         (Dollars in Thousands)

     Service charges and fees on deposit accounts               $     301       $    284       $     268
     Safe deposit box rental                                           27             27              25
     Other service fees                                                25             30              26
     Gain on sale of loans                                            224            383             340
     Loan servicing fees                                               84             95              73
     Residential mortgage program fees                                134             77              10
     ATM surcharge fees                                                87             69              55
     Other                                                             40             38              29
                                                                ---------       --------       ---------

                                                                $     922       $  1,003       $     826
                                                                =========       ========       =========

Noninterest income decreased $80,884 or 8.1% to $922,050 from $1,002,934 in 2000. The single largest contributor to the decrease in noninterest income was a $159,000 decrease in gains on SBA loan sales to $224,000 in 2001 from $383,399 in 2000. During 2001, the Company sold $4.4 million of the guaranteed portion of SBA loans compared to $7.1 million during 2000. As a result of this SBA activity, at December 31, 2001 the Company was servicing nearly $16.5 million in sold loans compared to $15.5 million at December 31, 2000. This was offset by an $56,348 increase in residential mortgage program fees related to an increase in the residential loans sold.

NONINTEREST EXPENSE

The following table identifies the major components of noninterest expense for the respective periods presented:


                                                                         YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------
                                                                   2001           2000           1999
                                                                  --------     ---------       ------
                                                                         (Dollars in Thousands)

     Salaries and employee benefits                             $   4,627       $  2,644       $   2,133
     Occupancy expense                                                482            460             551
     Equipment expense                                                245            251             290
     OREO losses (gains), write-downs, and carrying
        costs, net                                                     32            (14)           (209)
     Computer service fees                                            268            252             252
     Other operating expenses: FDIC insurance premium                  28             23              12
     Legal and professional fees                                      467            154             214
     Directors' fees                                                  126            128             116
     Postage                                                           54             65              47
     Advertising                                                      108            182             146
     Office supplies, forms, stationery, printing, etc.                90            115              87
     Miscellaneous                                                    259            318             278
                                                                ---------       --------       ---------

                                                                $   6,786       $  4,578       $   3,917
                                                                =========       ========       =========

Total overhead spending for the Company increased 48.2% to $6,786,517 in 2001 from $4,578,052 in 2000. During 2001, the Company's efficiency ratio was 84.37%, compared to 58.60% in 2000. Essentially, it cost the Company $0.84 to generate $1.00 of revenue in 2001. The primary reason for the increase in total overhead spending was due to costs associated with the Merger.

Salaries and wages increased $1,982,872 to $4,627,229 in 2001 from $2,644,357.
The primary reason for the increase was due to payments made related to the Merger.

Other operating expenses increased $174,301 or 18.1% to $1,135,237 in 2001 from $960,936 in 2000. There were many expense categories which added or subtracted from this net increase. However, most of the net increase was due to two accounts. First, legal and professional fees increased $311,267 to $465,058 in 2001 from $153,791 in 2000 due to the Merger. Second, advertising costs decreased $73,612 to $108,185 from $181,797 in 2000 due to the promotion of the residential mortgage program and new deposit products in 2000.

INCOME TAXES

Income tax expense amounted to $1,155,191 in 2001, primarily due to non-deductible Merger related costs, which resulted in the Company's effective tax rate being 2001 higher than the statutory rate. The effective rate in 2000 was 35.6%. The Company's combined federal and state (net of federal benefit) statutory income tax rate was 39.94% in 2000. The Company's effective combined federal and state tax rate in 2000 was lower than the statutory rate primarily due to the exclusion of, from state taxable income, interest income on U.S. Treasury obligations and certain government agency debt securities in 2000. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, assets and liabilities are adjusted through the provision for income taxes.

FINANCIAL CONDITION

TOTAL ASSETS

The Company's total assets increased $16.8 million, or 10.0%, to $185.2 million at December 31, 2001, from $168.4 million at December 31, 2000. The increase in total assets primarily occurred within the Company's loan portfolio which increased $9.0 million, and a $9.6 million increase in the Company's securities purchased under agreement to resell, offset by a $11.5 million decrease in the Company's investment securities portfolio. Wholesale funding sources increased $10.7 million and retail deposits increased $8.6 million and stockholders' equity increased $1.0 million.

INVESTMENT SECURITIES

The Company's total investment securities portfolio decreased $1.5 million to $52.9 million at December 31, 2001, from $54.4 million at December 31, 2000.

At December 31, 2001, securities which were classified as held-to-maturity were carried at an amortized cost of $14,415,394, with a fair value of $14,692,477. Securities classified as available-for-sale were carried at a fair value of $38,324,199, with an amortized cost of $37,732,024. At December 31, 2001, government agency debt securities and collateralized mortgage obligations were classified as held-to-maturity which is consistent with the Company's intent and ability. The available-for-sale segment of investment securities was comprised of U.S. Treasury securities, government agency debt securities, mortgage-backed securities, trust preferred stock, and marketable equity securities.

The securities in which the Company may invest are subject to regulation and, for the most part, are limited to securities which are considered investment grade securities. In addition, the Company has an internal investment policy which restricts investments to: (i) United States treasury securities; (ii) obligations of United States government agencies and corporations; (iii) collateralized mortgage obligations, including securities issued by the Federal National Mortgage Association (FNMA), the Government National Mortgage Association (GNMA), and the Federal Home Loan Mortgage Corporation (FHLMC); (iv) securities of states and political subdivisions; (v) corporate debt, all of which must be considered investment grade by a recognized rating service; and
(vi) corporate stock. In addition to achieving a rate of return which is consistent with the overall risk profile 23 of the investment portfolio, the Company views the principal purpose of its investment securities portfolio as a ready source of liquidity and as a management tool against interest rate risk embedded within the Company's balance sheet. Generally, the Company invests in fixed rate government and agency obligations with a maturity not to exceed three years. Single index floating rate or step-up securities generally have final maturities which do not exceed five years at time of purchase. During 2000 the Company did, however, purchase $10 million par value in investment grade trust preferred stock from five issuers. These fixed rate securities have maturities extending to 2027 with call provisions commencing in 2007. At December 31, 2001, the Company's investment securities had net unrealized gains of $669,258 as compared to net unrealized losses of $713,464 at December 31, 2000.

LOANS

Total loans, net of unearned discount, amounted to $113.1 million at December 31, 2001, up $9.2 million, or 9.0%, from $103.9 million at the end of 2000. The increase in total loans was predominately in the commercial real estate portfolio, which grew $10.6 million. At December 31, 2001, total loans represented 61.1% of total assets and 82.2% of total deposits compared to 61.7% and 80.5%, respectively, at the end of 2000.


                                                                    AS OF DECEMBER 31,
                                    --------------------------------------------------------------------------
                                             2001                      2000                       1999
                                    ---------------------      ---------------------      --------------------
                                     AMOUNT       PERCENT      AMOUNT        PERCENT      AMOUNT       PERCENT
                                    --------      -------      ------        -------      ------       -------
                                                              (Dollars in Thousands)

     Commercial                    $  13,895         12.3%   $   13,099       12.6%    $   12,249       12.9%
     Commercial real estate           84,133         74.3        73,523       70.8         65,812       69.3
     Residential real estate          11,083          9.8        13,378       12.9         13,084       13.8
     Home equity lines of credit       3,142          2.8         2,949        2.8          3,051        3.2
     Consumer                            931          0.8           939        0.9            766        0.8
                                   ---------    ---------    ----------   --------     ----------   --------

                                     113,184                    103,888                    94,962

     Unearned discount                     2                          8                        23
                                   ---------                 ----------                ----------

                                     113,182        100.0%      103,880      100.0%        94,939      100.0%
                                                =========                 ========                  ========

     Allowance for loan losses         1,832                      1,752                     1,556
                                   ---------                 ----------                ----------

     Net loans                     $ 111,350                 $  102,128                $   93,383
                                   =========                 ==========                ==========

For the past several years, including 2001, the Company encountered solid loan demand from small businesses. The Company believes a primary reason for this demand was the desire of small business borrowers to obtain banking relationships with banks which are responsive to their needs, and the success of the Company in meeting those needs. The increase in commercial and commercial real estate loans reflected the Company's emphasis on: (i) small business lending; (ii) obtaining loan guarantees from the SBA; and (iii) cash- flow analysis and an overall assessment of the borrower's financial strength and ability to repay with a secondary view towards collateral values.

The Bank offers a full range of consumer lending products including residential mortgages and home equity lines of credit, new and used automobile loans, passbook and certificate of deposit loans, and other personal secured and unsecured loans. Although the Bank makes an effort to price these loans competitively, it faces substantial competition from mortgage and consumer finance companies.

NONPERFORMING ASSETS

Nonperforming assets include nonperforming loans and other real estate owned
(OREO). The nonperforming loans category includes loans on which the accrual of interest is discontinued when the collectibility of principal or interest is in doubt, or when payments of principal or interest have become 90 days past due and have arrearages that have not been eliminated. In certain instances, nonperforming loans may also include loans that have become 90 days past due but remain on accrual status because the value of the collateral securing the loan is sufficient to cover principal and interest and the loan is in the process of collection. OREO consists of real estate acquired through foreclosure proceedings. In addition to the preceding two categories, the Company may, under appropriate circumstances, restructure loans as a concession to a borrower. At December 31, 2001, 2000 and 1999, no troubled debt restructurings were included in the Company's loan portfolio.

The following table sets forth information regarding nonperforming assets and delinquent loans 30-89 days past due as to interest or principal, and held by the Company at the dates indicated.


                                                                               DECEMBER 31,
                                                                -----------------------------------------
                                                                   2001           2000           1999
                                                                -----------    ----------      ----------
                                                                         (Dollars in Thousands)

Loans past due 90 days or more but not
    included in nonaccrual loans                               $        -       $       -      $        -
Nonaccrual loans                                                        -               -             181
                                                               ----------       ---------      ----------

Total nonperforming loans                                               -               -             181
Other real estate owned                                                 -               -               -
                                                               ----------       ---------      ----------

Total nonperforming assets                                     $        -       $       -      $      181
                                                               ==========       =========      ==========

Delinquent loans 30-89 days past due                           $      588       $     460      $      154
                                                               ==========       =========      ==========

Nonperforming loans as a percent of gross loans                        NM              NM           0.19%
Nonperforming assets as a percent of total assets                      NM              NM           0.12%
Delinquent loans 30-89 days past due as a percent of
    gross loans                                                      0.52%           0.44%          0.16%

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

In addition to assessing loss exposure for all loans included on the watchlist (specific allowance), the loan loss review committee also applies a three year moving weighted average, by category, of net charge-offs to 25 each loan type (general allowance) (exclusive of watchlist loans which are specifically reviewed). Finally, the loan loss review committee will take into consideration the above mentioned conditions, the effects of which are not directly measured in determining the general and specific allowances. The evaluation of the inherent loss regarding these conditions involves a higher degree of uncertainty because they are not identified with specific problem loans or loan portfolio types. Thus, an unallocated allowance for loan losses is used to recognize the estimated risk associated with the general and specific allowance calculations and to reflect management's evaluation of various conditions, the effect of which are not directly measurable in determining the general and specific allowance.

The following table, exclusive of the acquired allowance for loan losses, represents the distribution of the Bank's allowance for loan losses for the periods ending as indicated:


                                                                     DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                                  2001                   2000                       1999
                                      -----------------------   ----------------------   -------------------------
                                                                (Dollars in Thousands)

Loan Category:
    Commercial                        $     313         17.1%   $     212         12.1%   $     192         12.3%
    Commercial Real Estate                1,287         70.2        1,182         67.5        1,044         67.1
    Residential Real Estate                 175          9.6          281         16.0          248         15.9
    Home Equity Lines of Credit              44          2.4           63          3.6           60          3.9
    Consumer                                 13          0.7           14          0.8           12          0.8
                                      ---------    ---------    ---------    ---------    ---------     --------

         Total                        $   1,832        100%     $   1,752        100.0%   $   1,556        100.0%
                                      =========    =======      =========    =========    =========     ========

The unallocated portion of the allowance for loan losses is distributed among the various loan categories in the same proportion as the combined specific and general allowance to each loan type. This distribution of the allowance for loan losses reflects management's judgment of the relative risks of the various categories of the Bank's loan portfolio. This distribution should not be considered as an indication of the future amounts or types of loan charge-offs. At December 31, 2001, the Bank classified $1.4 million of loans as impaired based on the rating system adopted by the Bank. Of these amounts, a majority of which are included in the commercial and commercial real estate loan portfolio, the Bank estimates a potential loss exposure of $124,000. The following table is an analysis of the Allowance for Loan Losses over the last three years.


                                                                       YEARS ENDED DECEMBER 31,
                                                              ------------------------------------------
                                                                 2001            2000           1999
                                                              -----------    -----------     -----------
                                                                        (Dollars in Thousands)

AVERAGE LOANS OUTSTANDING                                     $   108,131    $    99,862     $    91,965
                                                              ===========    ===========     ===========
ALLOWANCE FOR LOAN LOSSES AT
    BEGINNING OF YEAR                                         $     1,752    $     1,556     $     1,287
CHARGED-OFF LOANS:
    Commercial                                                         19             44              52
    Commercial Real Estate:
       Non-owner occupied 1-4 family                                    -              -               -
       Non-owner occupied multi-family                                  -              -               -
       Commercial                                                       -             41               -
    Residential Real Estate:
       Owner occupied 1-4 family                                        -              4               -
       Non-owner occupied 1-4 family                                    -              -               -
    Home Equity Lines of Credit                                         -              -               -
    Consumer                                                            5              1               2
                                                              -----------    -----------     -----------

         Total charged-off loans                                       24             90              54
                                                              -----------    -----------     -----------


                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   2001          2000           1999
                                                                 --------      ---------     -------
                                                                        (Dollars in Thousands)

RECOVERIES ON LOANS PREVIOUSLY CHARGED-OFF:
    Commercial                                                          -             21           3
    Commercial Real Estate:
       Non-owner occupied 1-4 family                                    -              -           -
       Non-owner occupied multi-family                                  -              -          19
       Commercial                                                       -              -          23
    Residential Real Estate:
       Owner occupied 1-4 family                                        6             57           3
       Non-owner occupied 1-4 family                                   23             33           -
    Home Equity Lines of Credit                                         -              -           -
    Consumer                                                            -              -           -
                                                                 --------       --------    --------

                  Total recoveries                                     29            111          48
                                                                 --------       --------    --------

NET LOANS (RECOVERED) CHARGED-OFF                                      (5)           (21)          6
PROVISION FOR LOAN LOSSES                                              75            175         275
                                                                 --------       --------    --------

ALLOWANCE FOR LOAN LOSSES AT END OF YEAR                         $  1,832       $  1,752    $  1,556
                                                                 ========       ========    ========

Net loans (recovered) charged-off to average loans                  NM             (0.02)%      0.01%
Allowance for loan losses to gross loans at end of year              1.62%          1.69        1.64
Allowance for loan losses to nonperforming loans                   164.60%            NM      861.94
Net loans (recovered) charged-off to allowance for loan
    losses at beginning of year                                     (0.34)         (1.35)       0.47
Recoveries to charge-offs                                          123.71%        123.33       88.89

The following table summarizes the gross activity in OREO during the periods indicated:


                                                                       YEARS ENDED DECEMBER 31,
                                                                 -----------------------------------
                                                                   2001          2000           1999
                                                                 --------      ---------     -------
                                                                        (Dollars in Thousands)

    Balance at beginning of year                              $         -    $         -     $   513
    Property acquired                                                   -            430           -
    Sales and other adjustments, net of gains and losses                -           (430)       (493)
    Write-downs (charged to operations)                                 -              -         (20)
                                                              -----------    -----------   ---------

         Balance at end of year                               $         -    $         -   $       -
                                                              ===========    ===========   =========

DEPOSITS AND BORROWINGS

The Company devotes considerable time and resources to gathering deposits through its retail branch network system. Total deposits increased $8.6 million, to $137.6 million at December 31, 2001, from $129.0 million at the end of 2000. During 2001, the Company reported increases in its core transactional type deposit products. Total demand deposits increased $3.1 million, and savings and money market accounts increased $3.7 million. Time deposits, which are more interest rate sensitive, increased only by $1.7 million.

Along with its deposit gathering efforts, the Company continues to rely on borrowings from securities sold under agreements to repurchase (REPO) to leverage its capital. At December 31, 2001, securities sold under agreements to repurchase amounted to $6.8 million, compared to $9.6 million at December 31, 2000.

During 2001, the Company used wholesale funding sources from the Federal Home Loan Bank of Boston (FHLB). The purpose of these borrowings was to match the funding for selected loans as well as refinance maturing REPO's at more favorable terms. At December 31, 2001, advances from the FHLB amounted to $21.6 million, compared to $10.9 million at December 31, 2000.

COMPARISON OF 2000 WITH 1999

The Company reported net income for 2000 of $1,970,719, as compared to $1,818,648 for 1999, or an increase of 8.4%. Diluted earnings per share amounted to $1.62 per share for 2000, based on 1,214,125 weighted average shares outstanding, as compared to $1.47 per share for 1999, based on 1,233,104 weighted average shares outstanding. During 1999, the Company recorded two one-time transactions. The first nonrecurring transaction was the sale of OREO at a gain of $222,452. The second nonrecurring transaction was a $129,362 write-off of a long-lived asset in recognition of its impaired value. The after-tax impact of these two transactions was to increase net income by $61,439, or $.05 per diluted share. Excluding these two nonrecurring transactions, net income would have increased 12.2% in 2000. In 2000 the Company's return on average equity (ROE) was 1.20% in 2000 and 1.26% in 1999. The improvement in net income was primarily the result of an increase in net interest income, noninterest income and a decrease in the provision for loan losses, offset somewhat by an increase in noninterest expense and provision for income taxes. In general, the Company's record performance in 2000 was attributable to (i) balance sheet growth, especially within the loan portfolio,
(ii) an increase in the recognition of gains on SBA loan sales, and (iii) continued strength in asset quality.

NET INTEREST INCOME

In 2000, total interest income amounted to $13.4 million compared to $11.2 million in 1999, or an increase of $2.2 million or 19.8%. This increase was attributable to a $19.4 million, or 14.0% increase in average interest-earning assets to $158.5 million in 2000 from 139.0 million in 1999. The increase in interest income was also aided by a rising interest rate environment which contributed to the rise in earning asset yield to 8.45% in 2000 from 8.04% in 1999. Of the $19.4 million increase in average interest-earning assets, $7.9 million went to the loan portfolio which grew on average to $99.9 million in 2000 from $92.0 million in 1999. The remaining $11.5 million was placed in the Company's investment portfolio. During 2000, average loans represented 63.0% of total average earning assets compared to 66.1% during 1999. The growth in earning assets and the rising rate environment accounted for the overall increase in interest income. In terms of volume/rate, earning asset growth (volume) contributed $1,463,000 to the increase in interest income, while the rising rate environment added another $751,000.

The funding for the $19.4 million increase in average earning assets came primarily from a $17.9 million increase in retail time deposits. In February 2000, the Company began its promotion of a 14-month certificate of deposit. This promotion resulted in the opening of over 1,000 certificates, raised $23 million in new deposits and resulted in the shifting of $3 million from other deposit products. The promoted rate of 7.00% APY along with a rising rate environment drove up the rate on time deposits to 5.89% from 5.00% in 1999. Total interest expense increased $1.7 million, or 25.8% to $6.6 million in 2000 from $4.9 million in 1999. Total average interest-bearing liabilities increased $17.1 million or 15.4% to $127.8 million in 2000 from $110.7 million in 1999 the 17 increase in average interest-bearing liabilities contributed $1,040,000 to the increase in total interest expense. The 14-month certificate of deposit promotion coupled with a rising rate environment increased the Company's cost of funds to 5.15% in 2000 from 4.46% in 1999, and contributed $611,000 to the increase in interest expense.

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

PROVISION FOR LOAN LOSSES

The provision for loan losses was $75,000 in 2000 and 275,000 in 1999. At December 31, 2000 and 1999, the Company's recorded investment in impaired loans was $1,410,398 and $1,630,204, respectively, of which $440,574 and $613,074, respectively, was determined to require a valuation allowance of $123,639 and $147,586. At December 31, 2000 and 1999, there were no nonperforming loans. Loans 30-89 days delinquent increased to $460,000 from $153,714 at the end of 2000 and 1999, respectively. At December 31, 2000 and 1999, the allowance for loan losses to total loans was 1.69% and 1.64%, respectively.

NONINTEREST INCOME

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

Occupancy expense decreased $91,637 or 16.6% to $459,797 in 2000 compared to $551,434 in 1999. This decrease was primarily related to the 1999 write-off of a long-lived asset of 129,362 in recognition of its impaired value.

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

Other operating expenses increased $73,757 or 8.3% to $960,936 in 2000 from $887,179. There were many expense categories which added or subtracted from this net increase. However, most of the net increase was confined to a handful of accounts. First, legal and professional fees decreased $59,829 to $153,791 in 2000 from $213,620 in

1999. This decrease was solely the result of providing $59,000 in 1999 for uninsured costs related to an ongoing legal matter. Second, postage, office supplies, forms, stationery, printing, etc. increased approximately $40,000. This increase related to the costs associated with the delivery of new products and updating of marketing materials and direct mail events to promote these new products. Finally, advertising costs increased $36,010 to $181,797 in 2000 from $145,787 in 1999. The promotion of the residential mortgage program and the new deposit products contributed to this increase.

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

FORWARD-LOOKING INFORMATION

This report on Form 10-K may contain certain forward-looking statements, including without limitation, statements regarding (i) the level of reserve for loan loss, (ii) the rate of delinquencies and amounts of charge-offs and (iii) the rates of loan growth. Moreover, the Company may form time to time, in both written reports and oral statements by Company management, express its expectations regarding future performance of the Company. These forward-looking statements are inherently uncertain and actual results may differ from Company expectations. The following factors which, among others, could impact current and future performance include but are not limited to: (i) adverse changes in asset quality and resulting credit risk-related losses and expenses; (ii) adverse changes in the economy of the New England region, (iii) adverse changes in the local real estate market, as most of the Company's loans are concentrated in Southeastern Massachusetts and a substantial portion of these loans have real estate as collateral; (iv) fluctuations in market rates and prices which can negatively affect net interest margin, asset valuations and expense expectations; and (v) changes in regulatory requirements of federal and state agencies applicable to banks and bank holding companies, such as the Company, which could have materially adverse effect on the Company's future operating results. When relying on forward-looking statements to make decisions with respect to the Company, investors and others are cautioned to consider these and other risks and uncertainties.

RECENT ACCOUNTING PRONOUNCEMENTS

During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated statement of condition as either an asset or liability measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statement of operations, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted this statement effective January 1, 2001. The impact of adopting SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Accordingly, any future business combinations will be accounted for using the purchase method of accounting.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, including core deposit intangibles, will continue to be amortized over their useful lives. The Company anticipates no material impact on the Bank's consolidated financial position or results of operations upon the adoption of SFAS No. 142.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143. The Company does not believe the adoption of this statement will have a material impact on the Company's consolidated financial statements.

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

ASSET/LIABILITY MANAGEMENT

The principal objective of the Company's asset and liability management is to minimize interest rate risk on net interest income and stockholders' equity. This objective is accomplished by managing the ratio of interest rate sensitive assets to interest rate sensitive liabilities within specified maturities or repricing dates. The Company's actions in this regard are taken under the guidance of the Asset/ Liability Management Committee which includes members of the Company's senior management and two members of the Company's Board of Directors. The Asset/Liability Management Committee is actively involved in formulating the economic assumptions that the Company uses in its financial planning and budgeting process and establishes policies which control and monitor the Company's sources, uses and pricing of funds. The effect of interest rate changes on assets and liabilities is analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring the interest rate sensitivity "gap." An asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity "gap" is defined as the difference between interest-earning assets and interest- bearing liabilities maturing or repricing within a given time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets.

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

There are a number of relevant time periods in which to measure the Company's gap position, such as at the three, six, and twelve month points and beyond in the maturity schedule. Management tends to focus most closely on the gap up to the one-year point in making its principal funding and investing decisions.

The following table presents the repricing schedule for the Company's interest-earning assets and interest-bearing liabilities at December 31, 2001:


                              WITHIN       OVER THREE      OVER ONE       OVER FIVE
                               THREE        TO TWELVE       YEAR TO       YEARS TO      OVER FIFTEEN
                              MONTHS         MONTHS       FIVE YEARS    FIFTEEN YEARS       YEARS        TOTAL
                             -------      -----------     ----------    -------------   ------------     -----
                                                     (Dollars in Thousands)

INTEREST-EARNING ASSETS:
    Securities purchased
      under agreements to
      resell, and other     $   11,350     $       -       $      -        $       -      $      -      $ 11,350
    Investment securities       15,426         5,801         20,616           10,964             -        52,807
    Loans                       28,087        14,328         55,593           14,100             -       112,108
                            ----------     ---------       --------        ---------      --------      --------

      Total interest-earning
         assets                 54,863        20,129         76,209           25,064             -       176,265

INTEREST-BEARING LIABILITIES:
    Money Market accounts          802         2,335          1,522                -             -         4,659
    Savings deposits and
       NOW accounts              1,988         6,143         16,017                -             -        24,148
    Time deposits               25,903        52,125          8,460                -             -        86,488
    Securities sold under
       agreements to
       repurchase                2,843             -          4,000                -             -         6,843
    Federal Home Loan
       Bank advances               325           974          7,692           12,623             -        21,614
                            ----------     ---------       --------        ---------      --------      --------

      Total interest-bearing
         liabilities            31,861        61,577         37,691           12,623             -       143,752
                            ----------     ---------       --------        ---------      --------      --------

NET INTEREST SENSITIVITY
    GAP                     $   23,002     $ (41,448)      $ 38,518        $  12,441      $      -      $ 32,513
                            ==========     =========       ========        =========      ========      ========

CUMULATIVE GAP              $   23,002     $ (18,446)      $ 20,072        $  32,513      $ 32,513      $ 32,513
                            ==========     =========       ========        =========      ========      ========

NET INTEREST SENSITIVITY
    GAP AS A PERCENT OF
    TOTAL ASSETS                  0.01%         (0.02)%         0.02%            0.01%             -%        0.02%
                              ========       ========        =======         ========        =======      =======

CUMULATIVE GAP AS A
PERCENT OF TOTAL ASSETS           0.01%         (0.01)%         0.01%            0.02%          0.02%        0.02%
                              ========       ========        =======         ========        =======      =======

Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short- term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the table.

By using simulation modeling techniques, the Company is able to measure its interest rate risk exposure as determined by the impact of sudden movements in interest rates on net interest income and equity. This exposure is termed "earnings-at-risk" and "equity-at-risk". At December 31, 2001, the Company's earnings-at-risk under a +/-200 basis point interest rate shock test measured a negative 2.88% in a worst case scenario. Under a similar test, the Company's equity-at-risk measured a negative 26.08% of market value of equity at December 31, 2001. At December 31, 2001, the Company's earnings-at-risk and equity-at-risk fell well within tolerance levels established by internal policy.

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

At December 31, 2001, cash and due from banks, securities purchased under agreements to resell, and short-term investments (unpledged and maturing within one year) amounted to $32,318 million, or 17.4% of total assets. Management is responsible for establishing and monitoring liquidity targets as well as strategies and tactics to meet these targets. Through membership in the Federal Home Loan Bank of Boston (FHLB), the Company has access to both short and long-term unused borrowings of nearly $30.5 million, which could assist the Company in meeting its liquidity needs and funding its asset mix. At December 31, 2001, the Company held state and municipal demand deposits of $4.3 million which it considered highly volatile. Nonetheless, the Company believes that there are no adverse trends in the Company's liquidity or capital reserves, and the Company believes that it maintains adequate liquidity to meet its commitments.

CAPITAL RESOURCES

The Bank is subject to the leverage and risk-based capital ratio requirements of the FDIC. The Bank is deemed to be "well capitalized" by the FDIC and is classified as such for FDIC insurance-assessment purposes. At December 31, 2001, the Bank's Leverage Capital Ratio was 8.65%, as compared to 9.79% at December 31, 2000. The FDIC's minimum Leverage Capital Ratio for "adequately capitalized" financial institutions is 3%, although this minimum leverage ratio applies only to certain of the most highly-rated banks. Other institutions are subject to higher requirements.

The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. According to these standards, the Bank had a Tier I Risk-Based Capital Ratio of 12.05% and a Total Risk - Based Capital Ratio of 13.3% at December 31, 2001, as compared to a Tier I Risk-Based Capital Ratio of 14.18% and a Total Risk-Based Capital Ratio of 15.44% at December 31, 2000. The minimum risk-based Tier I and Total Capital Ratios at each of these dates were 4.0% and 8.0%, respectively.

The capital structure of the Company is subject to the capital ratio requirements of the Federal Reserve Board, which are similar to the requirements which FDIC imposes on the Bank. The Company is deemed to be "well-capitalized" by the Federal Reserve Board.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Refer to "Asset/Liability Management" within Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and the Board of Directors of First Financial Corp.:


We have audited the accompanying consolidated balance sheets of First Financial Corp. (a Rhode Island corporation) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Financial Corp. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.



Boston, Massachusetts
January 9, 2002

FIRST FINANCIAL CORP. AND SUBSIDIARY

Consolidated Balance Sheets
As of December 31, 2001 and 2000



                                                                                   2001                2000
                                                                              --------------      --------------

ASSETS

CASH AND DUE FROM BANKS                                                       $     2,881,803     $    3,055,863
                                                                              ---------------     --------------

SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                                    11,349,518          1,748,068
                                                                              ---------------     --------------

LOANS HELD FOR SALE                                                                   758,150            505,000
                                                                              ---------------     --------------

INVESTMENT SECURITIES:
   Held-to-maturity (fair value of $14,692,477 in 2001 and $22,451,901
     in 2000)                                                                      14,615,394         22,488,801
   Available-for-sale                                                              38,324,199         31,923,655
                                                                              ---------------     --------------

                  Total investment securities                                      52,939,593         54,412,456
                                                                              ---------------     --------------

FEDERAL HOME LOAN BANK STOCK                                                        1,091,500            716,000
                                                                              ---------------     --------------

LOANS:
   Commercial                                                                      13,895,322         13,099,260
   Commercial real estate                                                          84,132,491         73,522,872
   Residential real estate                                                         11,082,326         13,377,532
   Home equity lines of credit                                                      3,142,307          2,948,764
   Consumer                                                                           931,420            939,063
                                                                              ---------------     --------------

                                                                                  113,183,866        103,887,491
                  Less -  unearned discount                                            (2,014)            (7,674)
                       - allowance for loan losses                                 (1,832,276)        (1,751,621)
                                                                              ----------------    ---------------

                  Net loans                                                       111,349,576        102,128,196
                                                                              ---------------     --------------

PREMISES AND EQUIPMENT, net                                                         1,783,191          2,003,583
                                                                              ---------------     --------------

OTHER ASSETS                                                                        3,034,720          3,802,341
                                                                              ---------------     --------------

TOTAL ASSETS                                                                  $   185,188,051     $  168,371,507
                                                                              ===============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS:
    Demand                                                                    $    22,364,001     $   19,187,122
    Savings and money market accounts                                              28,807,904         25,084,287
    Time deposits                                                                  86,486,199         84,774,840
                                                                              ---------------     --------------

                  Total deposits                                                  137,658,104        129,046,249

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE                                      6,843,162          9,574,571

FEDERAL HOME LOAN BANK ADVANCES                                                    21,613,637         10,869,241

ACCRUED EXPENSES AND OTHER LIABILITIES                                              2,522,589          2,390,731
                                                                              ---------------     --------------

                  Total liabilities                                               168,637,492        151,880,792
                                                                              ---------------     --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $1 par value; authorized - 5,000,000 shares;
      issued - 1,328,041 shares                                                     1,328,041          1,328,041
   Surplus                                                                          4,431,380          4,431,380
   Retained earnings                                                               11,190,918         11,892,318
   Accumulated other comprehensive income (loss)                                      355,305           (405,939)
                                                                              ---------------     --------------

                                                                                   17,305,644         17,245,800

   Less - Treasury stock, at cost, 114,300 shares                                     755,085            755,085
                                                                              ---------------     --------------

                  Total stockholders' equity                                       16,550,559         16,490,715
                                                                              ---------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   185,188,051     $  168,371,507
                                                                              ===============     ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Income
For the Years Ended December 31, 2001, 2000 and 1999



                                                                     2001              2000              1999
                                                              ---------------    ---------------   ---------------

INTEREST INCOME:
   Interest and fees on loans                                 $    10,027,070     $    9,693,958   $     8,687,625
   Interest and dividends on investment securities--
     U.S. Government and agency obligations                         1,693,269          2,213,320         1,735,195
     Collateralized mortgage obligations                               24,604             65,477           129,786
     Mortgage-backed securities                                       236,140            305,300           393,975
     Trust preferred stock                                          1,050,705            706,498                 -
     Marketable equity securities and other                           137,220            103,989            71,483
   Interest on cash equivalents                                       301,456            305,788           161,506
                                                              ---------------     --------------   ---------------

                  Total interest income                            13,470,464         13,394,330        11,179,570
                                                              ---------------     --------------   ---------------

INTEREST EXPENSE:
   Interest on deposits                                             4,888,066          5,362,533         3,732,477
   Interest on repurchase agreements                                  344,167            459,222           553,342
   Interest on borrowings                                           1,116,728            763,125           563,746
   Interest on debenture                                                    -                  -            84,503
                                                              ---------------     --------------   ---------------

                  Total interest expense                            6,348,961          6,584,880         4,934,068
                                                              ---------------     --------------   ---------------

                  Net interest income                               7,121,503          6,809,450         6,245,502

PROVISION FOR LOAN LOSSES                                              75,000            175,000           275,000
                                                              ---------------     --------------   ---------------

                  Net interest income after provision for
                    loan losses                                     7,046,503          6,634,450         5,970,502
                                                              ---------------     --------------   ---------------

NONINTEREST INCOME:
   Service charges on deposits                                        301,238            284,077           267,626
   Gain on loan sales                                                 223,674            383,399           340,061
   Other                                                              397,138            335,458           218,388
                                                              ---------------     --------------   ---------------

                  Total noninterest income                            922,050          1,002,934           826,075
                                                              ---------------     --------------   ---------------

NONINTEREST EXPENSE:
   Salaries and employee benefits                                   4,627,229          2,644,357         2,133,193
   Occupancy expense                                                  481,539            459,797           551,434
   Equipment expense                                                  244,901            251,147           290,088
   Other real estate owned net losses (gains), and expenses                32            (13,506)         (208,977)
   Computer services                                                  268,644            251,883           251,964
   Deposit insurance assessments                                       28,935             23,438            12,012
   Other operating expenses                                         1,135,236            960,936           887,179
                                                              ---------------     --------------   ---------------

                  Total noninterest expense                         6,786,516          4,578,052         3,916,893
                                                              ---------------     --------------   ---------------

                  Income before provision for income taxes          1,182,037          3,059,332         2,879,684

PROVISION FOR INCOME TAXES                                          1,155,191          1,088,613         1,061,036
                                                              ---------------     --------------   ---------------

NET INCOME                                                    $        26,846     $    1,970,719   $     1,818,648
                                                              ===============     ==============   ===============

Earnings per share:
   Basic                                                      $          0.02     $         1.62   $         1.47
                                                              ===============     ==============   ==============

   Diluted                                                    $          0.02     $         1.62   $         1.47
                                                              ===============     ==============   ==============

Weighted average common and common stock
    equivalent shares outstanding                                   1,213,741          1,214,125         1,233,104
                                                              ===============     ==============   ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity
And Comprehensive Income
For the Years Ended December 31, 2001, 2000 and 1999


                                                                COMMON                              RETAINED
                                                                 STOCK              SURPLUS         EARNINGS
                                                          -------------         -------------    --------------
BALANCE, December 31, 1998                                $   1,328,041         $   4,431,380     $   9,130,143
   Net income                                                         -                     -         1,818,648
   Other comprehensive income, net of tax:
     Unrealized holding losses,
       net of reclassification adjustment                             -                     -                 -
                                                          -------------         -------------     -------------
   Comprehensive income
                                                          -------------         -------------     -------------

   Dividends declared ($.36 per share)                                -                     -          (444,597)
     Repurchase of 35,000 shares of common stock                                            -                 -
                                                          -------------         -------------     -------------

BALANCE, December 31, 1999                                    1,328,041             4,431,380        10,504,194
   Net income                                                         -                     -         1,970,719
   Other comprehensive income, net of tax:
     Unrealized holding losses,
       net of reclassification adjustment                             -                     -                 -
                                                          -------------         -------------     -------------
   Comprehensive income
                                                          -------------         -------------     -------------

   Dividends declared ($.48 per share)                                -                     -          (582,595)
   Repurchase of 12,500 shares of common stock                        -                     -                 -
                                                          -------------         -------------     -------------

BALANCE, December 31, 2000                                    1,328,041             4,431,380        11,892,318
   Net income                                                         -                     -            26,846
   Other comprehensive income, net of tax:
     Unrealized holding gains,
       net of reclassification adjustment                             -                     -                 -
                                                          -------------         -------------     -------------
   Comprehensive income
                                                          -------------         -------------     -------------

   Dividends declared ($.60 per share)                                -                     -          (728,246)
                                                          -------------         -------------     -------------

BALANCE, December 31, 2001                                $   1,328,041         $   4,431,380     $  11,190,918
                                                          =============         =============     =============



                                                          ACCUMULATED
                                                              OTHER                                TOTAL
                                                          COMPREHENSIVE         TREASURY       STOCKHOLDERS'         COMPREHENSIVE
                                                          (LOSS) INCOME           STOCK           EQUITY                INCOME
                                                        ----------------    --------------    --------------        --------------

BALANCE, December 31, 1998                               $      70,638       $    (146,960)    $  14,813,242
   Net income                                                        -                   -         1,818,648        $    1,818,648
   Other comprehensive income, net of tax:
     Unrealized holding losses,
       net of reclassification adjustment                     (256,903)                  -          (256,903)             (256,903)
                                                         -------------       -------------     -------------        --------------
   Comprehensive income                                                                                             $    1,561,745
                                                         -------------       -------------     -------------        ==============

   Dividends declared ($.36 per share)                               -                   -          (444,597)
     Repurchase of 35,000 shares of common stock                     -            (448,750)         (448,750)
                                                         -------------       -------------     -------------

BALANCE, December 31, 1999                                    (186,265)           (595,710)       15,481,640
   Net income                                                        -                   -         1,970,719        $    1,970,719
   Other comprehensive income, net of tax:
     Unrealized holding losses,
       net of reclassification adjustment                     (219,674)                  -          (219,674)             (219,674)
                                                         -------------       -------------     -------------        --------------
   Comprehensive income                                                                                             $    1,751,045
                                                         -------------       -------------     -------------        ==============

   Dividends declared ($.48 per share)                               -                   -          (582,595)
   Repurchase of 12,500 shares of common stock                       -            (159,375)         (159,375)
                                                         -------------       -------------     -------------

BALANCE, December 31, 2000                                    (405,939)           (755,085)       16,490,715
   Net income                                                        -                   -            26,846        $       26,846
   Other comprehensive income, net of tax:
     Unrealized holding gains,
       net of reclassification adjustment                      761,244                   -           761,244               761,244
                                                         -------------       -------------     -------------        --------------
   Comprehensive income                                                                                             $      788,090
                                                         -------------       -------------     -------------        ==============

   Dividends declared ($.60 per share)                               -                   -          (728,246)
                                                         -------------       -------------     -------------

BALANCE, December 31, 2001                               $     355,305       $    (755,085)    $  16,550,559
                                                         =============       =============     =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST FINANCIAL CORP. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2001, 2000 and 1999



                                                                         2001                2000                1999
                                                                  ---------------      --------------     ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $         26,846    $     1,970,719     $     1,818,648
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Provision for loan losses                                           75,000            175,000             275,000
        Depreciation and amortization                                      398,978            278,865             305,694
        Write-off of impaired long-lived assets                                  -                  -             129,362
        Gains on sale of other real estate owned                                 -            (21,544)           (215,008)
        Gain on sales of loans                                            (223,674)          (383,399)           (340,061)
        Proceeds from sales of loans                                     4,414,133          7,082,463           5,547,975
        Loans originated for sale                                       (3,446,219)        (6,261,726)         (5,792,759)
        Net (decrease) increase in deferred loan fees                       17,628             (8,454)              4,535
        Net accretion on investment securities held-to-maturity            (15,102)           (12,339)             (6,916)
        Net accretion on investment securities available-for-sale         (263,605)          (330,756)           (370,177)
        Net decrease in unearned discount                                   (5,668)           (15,547)            (43,043)
        Net decrease (increase) in other assets                            661,947         (1,660,072)           (290,742)
        Deferred income taxes                                             (117,000)          (180,000)           (237,000)
        Amortization of discount on debenture                                    -                  -              15,860
        Net increase in accrued expenses and other liabilities             131,858            700,732             280,385
                                                                  ----------------    ---------------     ---------------

              Net cash provided by operating activities                  1,655,122          1,333,942           1,081,753
                                                                  ----------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from maturities of investment securities
      held-to-maturity                                                  26,560,115          2,547,151           3,532,387
    Proceeds from maturities of investment securities
      available-for-sale                                               268,735,464        259,462,848         310,600,674
    Purchase of investment securities held-to-maturity                 (19,000,000)        (9,332,609)         (5,483,082)
    Purchase of investment securities available-for-sale              (274,749,355)      (270,564,744)       (298,428,506)
    Purchase of Federal Home Loan Bank stock                              (375,500)           (34,500)           (233,800)
    Net increase in loans                                               (9,222,138)        (9,326,567)         (8,610,414)
    Purchase of premises and equipment                                     (72,914)          (115,345)           (185,369)
    Sales of other real estate owned                                             -            451,625             728,135
                                                                  ----------------    ---------------     ---------------

              Net cash (used in) provided by investing activities       (8,124,328)       (26,912,141)          1,920,025
                                                                  ----------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in demand accounts                                      3,176,879          1,664,813           1,779,124
    Net increase in savings and money market accounts                    3,723,617          1,245,585           1,898,372
    Net increase (decrease) in time deposits                             1,711,359         21,547,346          (3,460,919)
    Net (decrease) increase in repurchase agreements                    (2,731,409)           163,460          (2,844,769)
    Net increase (decrease) in Federal Home Loan Bank advances          10,744,396         (2,741,159)          7,406,323
    Repayment of Senior Debenture                                                -                  -          (2,708,777)
    Purchase of common stock for treasury                                        -           (159,375)           (448,750)
    Dividends paid                                                        (728,246)          (582,595)           (444,597)
                                                                  ----------------    ---------------     ---------------

              Net cash provided by financing activities                 15,896,596         21,138,075           1,176,007
                                                                  ----------------    ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                          9,427,390         (4,440,124)          4,177,785

CASH AND CASH EQUIVALENTS, beginning of year                             4,803,931          9,244,055           5,066,270
                                                                  ----------------    ---------------     ---------------

CASH AND CASH EQUIVALENTS, end of year                            $     14,231,321    $     4,803,931     $     9,244,055
                                                                  ================    ===============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
     Interest paid                                                $      6,428,238    $     6,479,173     $     4,907,286
                                                                  ================    ===============     ===============

     Income taxes paid                                            $      1,115,000    $     1,535,000     $     1,236,000
                                                                  ================    ===============     ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH
    TRANSACTIONS:
     Transfer of loans to OREO                                    $              -    $       430,081     $             -
                                                                  ================    ===============     ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

FIRST FINANCIAL CORP. AND SUBSIDIARY

Notes to Consolidated Financial Statements
For the Year Ended December 31, 2001



(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of First Financial Corp. and its wholly-owned subsidiary First Bank and Trust Company (the "Bank") (collectively, "Company"), after elimination of all intercompany transactions and balances.

         On November 12, 2001, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Washington Trust Bancorp, Inc. ("Washington Trust"), pursuant to which the Company will merge with and into Washington Trust (the "Merger"). Pursuant to the terms of the Merger Agreement, the issued and outstanding shares of the Company will be converted into the right to $16.00 in cash and that number of shares of Washington Trust common stock, par value $0.625 per share determined based on an exchange ratio set forth in the Merger Agreement. Consummation of the Merger is subject to a number of conditions, including, but not limited to, the approval of the Merger Agreement and the Merger by the shareholders of the Company and the receipt of requisite regulatory approvals.

         In connection with the Merger Agreement, The Washington Trust Company of Westerly, a subsidiary of Washington Trust entered into an Agreement and Plan of Merger (the "Subsidiary Agreement") with First Bank and Trust Company, a subsidiary of the Company ("First Bank"), pursuant to which First Bank will merge with and into Washington Trust (the "Bank Merger"). Pursuant to the Subsidiary Agreement, the issued and outstanding shares of First Bank will be cancelled immediately prior to the Bank Merger.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses, deferred tax assets and servicing rights assets.

         CASH AND CASH EQUIVALENTS

         For the purpose of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and securities purchased under agreements to resell, which represent short-term investments in government treasury and agency securities purchased from another institution.

         INVESTMENT SECURITIES

         Debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for the amortization of premium or the accretion of discount. Debt and equity securities with readily determinable fair values which are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are carried at fair value, with unrealized gains and losses included in current earnings. At December 31, 2001 and 2000, the Company had no securities classified as trading. Debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and are carried at fair value, with unrealized after-tax gains and losses reported as a separate component of stockholders' equity.

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

         Loans held for sale are carried at the lower of cost or net realizable value.

         A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the face value of the collateral if the loan is collateral-dependent. Currently, all impaired loans have been measured through the latter method. All loans on nonaccrual status are considered to be impaired. All adversely classified loans at December 31, 2001 and 2000 are also considered to be impaired. When the measure of the impaired loan is less than the recorded investment in the loan, the impairment is recorded through a valuation allowance. Loans are evaluated for impairment according to the Company's normal loan review process, including overall credit evaluation and rating, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value less costs to dispose of such collateral and the carrying value of the loan.

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 125 and SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments on Liabilities," the Company capitalizes the rights to service loans for others. The total cost of originated loans that are sold with servicing rights retained is allocated between the servicing rights and the loans without the servicing rights based on their relative fair values. Capitalized servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance. Certain disclosure provisions required by SFAS No. 140 were effective immediately and are included in these consolidated financial statements. Additional requirements related to SFAS No. 140 were effective March 31, 2001, and did not have a material effect on the Company's consolidated financial position or results or operations.

         PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The balance of the allowance and the amount of the annual provision charged to expense are estimated amounts based on management's systematic review of past loan loss experience, changes in the character and size of the loan portfolio, current economic conditions, adverse situations that may affect the borrower's ability to repay, and other pertinent factors. Ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and as adjustments become necessary, they are reported as an expense in the periods in which they become known. The allowance is maintained at a level considered by management to be adequate to cover inherent loan losses. Losses are charged against the allowance for loan losses when management believes that the collectibility of principal is unlikely. This evaluation is subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         OTHER REAL ESTATE OWNED

         Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Expenses from operations and changes in valuations are included in other real estate owned net (gains) losses and expenses. At December 31, 2001 and 2000, the Company did not own any real estate acquired through, or in lieu of, foreclosure.

         PREMISES AND EQUIPMENT

         Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

         The following is a summary of the lives over which the Company computes depreciation and amortization:


              Building and Improvements                                      10-40 years
              Leasehold Improvements                                            10 years
              Furniture and Fixtures                                         10-20 years
              Equipment                                                       5-10 years

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

         EARNINGS PER SHARE

         Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of common shares and common stock equivalent shares outstanding. There were no dilutive shares outstanding during 2001, 2000 and 1999.

         COMPREHENSIVE INCOME

         Comprehensive income, which consists of net income and changes in unrealized gains and losses on securities available-for-sale net of income taxes, is disclosed in the consolidated statements of stockholders' equity and comprehensive income. There were no reclassification adjustments to comprehensive income during 2001, 2000 and 1999.

         RECENT ACCOUNTING PRONOUNCEMENTS

         During 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the consolidated statement of condition as either an asset or liability measured at fair value. This statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the consolidated statement of operations, and requires that an entity must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. The Company adopted this statement effective January 1, 2001. The impact of adopting SFAS No. 133 did not have a material effect on the Company's consolidated financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Accordingly, any future business combinations will be accounted for using the purchase method of accounting.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles." With the adoption of SFAS No. 142, goodwill will no longer be subject to amortization over its estimated useful life, but will be subject to annual assessment for impairment by applying a fair-value-based test. Recognized intangible assets, including core deposit intangibles, will continue to be amortized over their useful lives. The Company anticipates no material impact on the Bank's consolidated financial position or results of operations upon the adoption of SFAS No. 142.

         In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. Management is currently assessing the impact of SFAS No. 143. The Company does not believe the adoption of this statement will have a material impact on the Company's consolidated financial statements.

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

(2)      INVESTMENT SECURITIES

         The estimated fair value and amortized cost of investment securities at December 31, 2001 and 2000 are as follows:


                                                                  DECEMBER 31, 2001
                                                  --------------------------------------------------------
                                                                    GROSS            GROSS
                                                  AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                    COST            GAINS           LOSSES           VALUE
                                                  ----------     -----------     ------------      --------

      Held-to-maturity:
          U.S. Government & agency
             obligations                       $  14,500,000     $   113,913     $   (37,011)    $  14,576,902
          Collateralized mortgage
             obligations                             115,394             181               -           115,575
                                               -------------    ------------    ------------     -------------

                                               $  14,615,394     $   114,094     $   (37,011)    $  14,692,477
                                               =============     ===========     ===========     =============

      Available-for-sale:
          U.S. Government & agency
             obligations                       $  18,494,795     $   122,274     $         -     $  18,617,069
          Mortgage-backed securities               2,950,518          71,575          (1,000)        3,021,093
          Trust preferred stock                   14,454,186         503,425               -        14,957,611
          Marketable equity securities
             and other                             1,832,525           3,775        (107,874)        1,728,426
                                               -------------    ------------    ------------     -------------

                                               $  37,732,024     $   701,049     $  (108,874)    $  38,324,199
                                               =============     ===========     ===========     =============


                                                                  DECEMBER 31, 2001
                                                  --------------------------------------------------------
                                                                    GROSS            GROSS
                                                  AMORTIZED       UNREALIZED      UNREALIZED          FAIR
                                                    COST            GAINS           LOSSES           VALUE
                                                  ----------     -----------     ------------      --------

      Held-to-maturity:
          U.S. Government & agency
             obligations                       $  21,836,272     $    32,173     $   (66,614)    $  21,801,831
          Collateralized mortgage
             obligations                             652,529               -          (2,459)          650,070
                                               -------------    ------------    ------------     -------------

                                               $  22,488,801     $    32,173     $   (69,073)    $  22,451,901
                                               =============     ===========     ============    =============

      Available-for-sale:
          U.S. Government & agency
             obligations                       $  17,480,446     $    64,362     $    (9,411)    $  17,535,397
          Mortgage-backed securities               4,202,320          24,494         (10,856)        4,215,958
          Trust preferred stock                    9,432,439               -        (522,239)        8,910,200
          Marketable equity securities
             and other                             1,485,014          22,697        (245,611)        1,262,100
                                               -------------    ------------    ------------     -------------

                                               $  32,600,219     $   111,553     $  (788,117)    $  31,923,655
                                               =============     ===========     ============    =============

         A schedule of the maturity distribution of U.S. Government and agency obligations as of December 31, 2001 is as follows:


                                                      HELD-TO-MATURITY                AVAILABLE-FOR-SALE
                                               -------------------------------  ------------------------------
                                                   AMORTIZED         FAIR          AMORTIZED         FAIR
                                                    COST             VALUE            COST           VALUE
                                               ---------------  --------------  --------------   -------------

      Within one year                          $     500,000     $     501,830   $  17,494,795   $  17,586,629
      Over one year to five years                 14,000,000        14,075,072       1,000,000       1,030,440
                                               -------------    --------------  --------------   -------------

                                               $  14,500,000     $  14,576,902   $  18,494,795   $  18,617,069
                                               =============     =============   =============   =============

         At December 31, 2001, $14,000,000 par value of debt securities maturing in the one-to-five-year period are subject to call provisions within one year.

         There were no sales of investment securities in 2001, 2000 and 1999.

         At December 31, 2001, issues of trust preferred stock have maturities extending to 2027 with call provisions commencing in 2007. The call provisions are at a declining premium for 10 years and then at par thereafter.

         Investment securities with a carrying value of $5,376,166 and $11,869,188 at December 31, 2001 and 2000, respectively, were pledged as collateral for repurchase agreements, public deposits and other purposes, as required by law.

(3)      LOANS AND ALLOWANCE FOR LOAN LOSSES

         The Bank devotes significant attention to maintaining high loan quality through its underwriting standards, active servicing of loans and aggressive management of nonperforming assets. The allowance for loan losses is maintained at a level estimated by management to provide adequately for loan losses which are inherent in the loan portfolio. Loan losses are estimated based on a quarterly review of the loan portfolio, loss experience, specific problem loans, economic conditions and other pertinent factors. In assessing risks inherent in the portfolio, management considers the risk of loss on non performing and classified loans including an analysis of collateral in each situation. The Bank's methodology for assessing the appropriateness of the allowance includes several key elements. Problem loans are identified and analyzed individually to detect specific losses. The loan portfolio is also segmented into pools of loans that are similar in type and risk characteristics (i.e. commercial, consumer and mortgage loans). Loss factors are applied using the Bank's historic experience and may be adjusted for significant factors that in management's judgement affect the collectability of the portfolio as of the evaluation data. Additionally, the portfolio is segmented into pools based on internal risk ratings with loss factors applied to each rating category. Other factors considered in determining loan losses are:

         -        the impact of larger concentrations in the portfolio,

         -        trends in loan growth,

         - the relationship and trends in recent years of recoveries as a percentage of prior chargeoffs, and

         -        peer bank loss experience.

         While management believes that, based on information currently available, the allowance for loan losses is sufficient to cover probable losses inherent in it loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

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


                                                                        DECEMBER 31
                                                  -----------------------------------------------------
                                                        2001                2000               1999
                                                  ----------------   ----------------   ---------------

      Allowance for loan losses:
          Balance at beginning of year             $     1,751,621    $     1,556,405    $     1,287,058
             Provision                                      75,000            175,000            275,000
             Loan charge-offs                              (23,854)           (89,994)           (53,634)
             Recoveries                                     29,509            110,210             47,981
                                                  ----------------   ----------------   ----------------

          Balance at end of year                         1,832,276          1,751,621          1,556,405
                                                  ----------------   ----------------   ----------------

      Acquired allowance:
          Balance at beginning of year                           -                  -                  -
             Loan charge-offs                                    -                  -           (266,482)
             Recoveries                                          -                  -              1,638
             Reclassification to Senior
                Debenture (Note 12)                              -                  -            264,844
                                                  ----------------   ----------------   ----------------

          Balance at end of year                                 -                  -                  -
                                                  ----------------   ----------------   ----------------

                   Total allowance                 $     1,832,276    $     1,751,621    $     1,556,405
                                                   ===============    ===============    ===============

         At December 31, 2001 and 2000, the Company's recorded investment in impaired loans was $925,977 and $1,410,398, respectively, of which $402,936 and $440,574, respectively, was determined to require a valuation allowance of $144,752 and $123,639, respectively. The average recorded investment in impaired loans during 2001 and 2000 was $1,168,875 and $1,119,027, respectively. For the years ended December 31, 2001 and 2000, interest income on impaired loans totaled $203,327 and $169,190, respectively.

         At December 31, 2001 and 2000, the Company had no nonaccruing loans.

         Loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage and other loans serviced for others were $16,521,015 and $15,522,774 at December 31, 2001 and 2000, respectively. The balance of capitalized servicing rights, net of valuation allowances, included in other assets at December 31, 2001 and 2000, was $530,341 and $464,926, respectively. Amortization of these servicing rights totaled $105,673, $29,873 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

(4)      PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows at December 31,:


                                                                2001                      2000
                                                       ------------------       -------------------

      Land and improvements                                $      676,294             $     676,294
      Buildings and improvements                                1,466,082                 1,435,752
      Leasehold improvements                                      277,824                   277,824
      Furniture, fixtures and equipment                         1,564,034                 1,521,450
                                                       ------------------       -------------------

                                                                3,984,234                 3,911,320
      Less - accumulated depreciation and
          amortization                                          2,201,043                 1,907,737
                                                       ------------------       -------------------

                                                           $    1,783,191             $   2,003,583
                                                           ==============             =============

         In June 1999, the Company recognized impairment in value of one of its long-lived assets and recorded a write-off in value of $129,362. Depreciation and amortization expense related to bank premises and equipment was $293,306, $278,865 and $305,694 in 2001, 2000 and 1999,
         respectively.

(5)      TIME DEPOSITS

         At December 31, 2001, scheduled maturities of time deposits are as follows:


                                                           $100,000
                           MATURITY                         OR MORE                 OTHER               TOTAL
                           ---------                   ------------             -------------        -----------
                                                                                (IN THOUSANDS)


                             2002                      $      17,327              $    60,607        $    77,934
                             2003                              1,403                    3,059              4,462
                             2004                                202                    2,364              2,566
                             2005                                  -                      410                410
                             2006 and thereafter                 333                      781              1,114
                                                       -------------              -----------        -----------

                                                       $      19,265              $    67,221        $    86,486
                                                       =============              ===========        ===========

         Included in total time deposits are $14,606,000 of certificates of deposit subject to repricing on a quarterly basis (indexed to the three month yield on U.S. Treasury bills). Of these time deposits, $3,389,000 have remaining maturities of one year or less.

(6)      FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

         At December 31, 2001, advances from the Federal Home Loan Bank of Boston ("FHLB") have scheduled repayments as follows:


                     YEAR ENDING
                     DECEMBER 31,                                        AMOUNT
                    -------------                                  --------------

                        2002                                         $    1,413,547
                        2003                                              2,500,000
                        2004                                                      -
                        2005                                                      -
                        2006 and thereafter                              17,700,090
                                                                     --------------
                                                                     $   21,613,637
                                                                     ==============

         Of the total FHLB advances, $9,200,090 represents amortizing notes with final maturities of 2-14 years and amortization periods of 3-15 years. The remaining $11,000,000 matures in 2011, of which $6,000,000 has a one time call option on January 22, 2002 and $5,000,000 which has a one time call option on February 5, 2003 exercisable by the FHLB. Information relative to the Company's advances from the FHLB during 2001 is as follows:


        Balance, December 31, 2001                                                $   21,613,637
        Average amount outstanding during the year                                    16,241,440
        Weighted average interest rate at December 31, 2001                                5.236%
        Weighted average interest rate during the year                                     5.309%

         All borrowings from the FHLB are secured by the Company's stock in the FHLB and a blanket lien on "qualified collateral" defined principally as 90% of the market value of unpledged U.S. government and federal agency obligations and 75% of the carrying value of certain unpledged residential mortgage loans. At December 31, 2001 and 2000, the Company had an unused borrowing capacity of $10,077,000 and $28,164,000, respectively, which excludes an unused overnight line of credit of $2,352,000.

         The Company also had $6,843,162 and $9,574,571 of other borrowings at December 31, 2001 and 2000, respectively. These borrowings consist of repurchase agreements with customers and securities dealers and are collateralized by mortgage-backed securities and obligations of the U.S. Government and agency obligations. The following table represents scheduled maturities and interest rates of these agreements at December 31, 2001:


                                                                         WEIGHTED
                                                                          AVERAGE
                                                   MATURITY                RATE              AMOUNT
                                              -----------------        -----------       -------------

               Commercial Repo                February 12, 2004         5.38%            $   4,000,000
               City of Providence              January 9, 2002          1.25%                2,843,162
                                                                                       ---------------

                                                                                         $   6,843,162
                                                                                       ===============

         At December 31, 2001, the Company's risk with counterparties to securities sold under repurchase agreements was approximately $10,385,000. The amount at risk with counterparties represents the excess of the greater of the carrying value or estimated market value of underlying collateral plus related accrued interest receivable over the total repurchase borrowing and related accrued interest payable.

         Securities sold under repurchase agreements averaged $8,171,637 and $9,204,791 during 2001 and 2000, respectively. The weighted average interest rate was 4.21% during 2001 and 4.99% during 2000.

(7)      COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company leases the land on which its Cranston branch office is located, and building space in which its North Kingstown in-store branch is located. The annual rental expense under these leases is as follows:


                                  YEAR ENDING
                                  DECEMBER 31,                         AMOUNT
                                  -----------                       ---------

                                   2002                              $   31,915
                                   2003                                  21,500
                                   2004                                   8,958
                                                                     ----------

                                                                     $   62,373
                                                                     ==========

         The leases contain renewal options commencing in May 2002 and extending to May 2009. The Bank has chosen not to exercise any of the renewal options. Under the terms of the renewal options, the annual rental expense for both leases will not exceed $63,562.

         LITIGATION

         As of December 31, 2001, the Company was involved in certain lawsuits that arose in the ordinary course of business. Management has reviewed these actions with legal counsel and has taken into consideration the views of legal counsel as to the outcome of the litigation. In management's opinion, final disposition of such lawsuits will not have a materially adverse effect on the Company's financial position or results of operations.

         RESERVE REQUIREMENT

         The Company is required to maintain reserve balances with the Federal Reserve Bank under the Federal Reserve Act and Regulation D. Required balances, including vault cash, were $467,000 and $460,000 as of December 31, 2001 and 2000, respectively.

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

         Off-balance sheet instruments, whose contract amounts present credit risk, include the following:


                                                                             DECEMBER 31,
                                                                      -------------------------
                                                                      2001                 2000
                                                                      ----                 ----

       Unused portion of existing lines of credit               $     6,291,000       $     8,150,000
       Unadvanced construction loans                                  4,106,000             2,283,000
       Firm commitments to extend credit                              3,121,000             1,077,000

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

(8)      INCOME TAXES

         The provision for income taxes consists of the following components:


                                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                        2001                2000               1999
                                                   --------------    ---------------   ----------------

        Federal:
            Current                                 $   1,162,191       $  1,212,863       $  1,140,786
            Deferred                                     (117,000)          (180,000)          (237,000)
        State                                             110,000             55,750            157,250
                                                    -------------       ------------       ------------

                                                    $   1,155,191       $  1,088,613       $  1,061,036
                                                    =============       ============       ============

         The provision for income taxes differs from the amount computed by applying the statutory rate of 34%, as summarized below:


                                                                   YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                        2001                2000               1999
                                                   --------------    ---------------   ----------------

        Provision for income taxes at
            statutory rate                          $     401,893       $  1,040,173       $    979,093
        State taxes, net of federal benefit                72,600             36,795            103,785
        Other, including non-deductible
            acquisition costs                             680,698             11,645            (21,842)
                                                    -------------       ------------       ------------

                                                    $   1,155,191       $  1,088,613       $  1,061,036
                                                    =============       ============       ============

         The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2001 and 2000 are as follows:


                                                                     2001                   2000
                                                                ---------------       ---------------

       Gross deferred tax assets:
           Unrealized loss on securities available for sale     $             -       $       270,679
           Allowance for loan losses                                    539,004               509,004
           Deferred loan origination fees                                88,137                57,430
           Supplemental executive pension plan                          400,031               279,336
           Accrued expenses                                              17,918               118,647
                                                                ---------------       ---------------

       Gross deferred tax assets                                      1,045,090             1,235,042
                                                                ---------------       ---------------

       Gross deferred tax liabilities:
           Unrealized gain on securities available for sale             236,870                     -
           Depreciation                                                 127,111               156,161
           Installment                                                    5,979                13,256
                                                                ---------------       ---------------

       Gross deferred tax liabilities                                   369,960               169,417
                                                                ---------------       ---------------

              Net deferred tax asset                            $       675,130       $     1,065,625
                                                                ===============       ===============

         A valuation reserve is provided when it is more likely than not that some portion of the gross deferred tax asset will not be realized. No valuation reserve was required as of December 31, 2001 or 2000.

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

         Related party loan activity was as follows:


                                                                      2001                 2000
                                                              -----------------     ------------------

        Balance at beginning of year                            $     1,232,682       $     1,604,451
            Originations                                                190,000                68,620
            Payments                                                   (199,660)             (440,389)
                                                                ---------------       ---------------

        Balance at end of year                                  $     1,223,022       $     1,232,682
                                                                ===============       ===============

         As of December 31, 2001 and 2000, all of these loans were performing in accordance with the contractual terms of the loans.

(10)     EMPLOYEE BENEFIT PLANS

         The Company is a member of the Financial Institutions Retirement Fund ("FIRF"), a multiple employer pension plan. As a participant in FIRF, the Company expenses its contributions to this plan, which is accounted for as a defined contribution plan. The Company's pension expense was $87,643 and $131,900 for the years ended December 31, 2001 and 2000, respectively. For the year ended December 31, 1999, the plan reached a fully funded status and the Company was not required to make a contribution. Consequently, no pension expense was recorded during 1999.

         Effective January 1, 1995, the Company established a nonqualified retirement plan (Plan) to provide supplemental retirement benefits to designated employees whose pension benefits are otherwise limited by the Internal Revenue Code regulations. During 2000, the Company amended the Plan to provide for a minimum benefit of 80% of the participant's three highest years' base salary. This amendment was accounted for in accordance with SFAS No. 87, "Employer's Accounting for Pensions." A liability and transition asset of $423,633 were recorded. The impact of this amendment was to increase the benefit obligation for prior service cost by $720,000 and to increase net periodic benefit cost by $146,000.

         The following table sets forth a reconciliation of the Plan's projected benefit obligation, a reconciliation of fair value of plan assets, the funded status of the plan, and the components of net periodic benefit cost for the years ended December 31, 2001, 2000 and 1999:


                                                                   2001                2000               1999
                                                             ---------------    ---------------    ---------------

        Change in benefit obligations:
            Benefit obligation at beginning of year            $   1,664,318       $    752,754       $    488,093
            Service cost                                                   -             32,164             28,316
            Interest cost                                            136,203            113,871             50,542
            Actuarial loss                                           151,719            765,529            185,803
                                                               -------------       ------------       ------------

            Benefit obligation at end of year                      1,952,240          1,664,318            752,754
                                                               -------------       ------------       ------------

        Change in plan assets:
            Fair value of plan asset at beginning of year            872,783            574,611            412,318
            Actual return on plan assets                              20,462              6,927             32,298
            Employer contributions                                   301,737            291,245            129,995
                                                               -------------       ------------       ------------

            Fair value of plan assets at end of year               1,194,982            872,783            574,611
                                                               -------------       ------------       ------------

            Funded status                                           (757,258)          (791,535)          (178,143)
            Unrecognized net actuarial loss                          352,140            234,528            202,879
            Unrecognized prior service cost                          600,022            731,449            142,779
            Unrecognized net asset being recognized over
               10 years                                             (489,229)          (514,329)           (90,696)
                                                               -------------       ------------       ------------

            (Accrued) prepaid benefit cost                     $    (294,325)      $   (339,887)      $     76,819
                                                               =============       ============       ============

        Components of net periodic benefit cost:
            Service cost                                       $           -       $     32,164       $     28,316
            Interest cost                                            136,203            113,871             50,542
            Amortization of prior service cost                       131,427            131,427             28,556
            Amortization of unrecognized loss (gain)                  34,107             13,783             22,581
                                                               -------------       ------------       ------------

            Net periodic benefit cost                          $     301,737       $    291,245       $    129,995
                                                               =============       ============       ============

         For calculating 2001, 2000 and 1999 pension costs for this nonqualified plan the following assumptions were used:


                  Assumed discount rate                                                      7.5%
                  Rate of increase in compensation level                                     5.0%
                  Amortization period for unrecognized prior service cost                10 years

         The Company is a member of the Financial Institutions Thrift Plan for the benefit of its employees. This plan, which was effective January 1, 1997, is a qualified savings incentive plan under Internal Revenue Code section 401(k). Under the terms of the Plan, the Company matches 50% of the first 6% of each eligible employee's contribution. The Company's expense under this plan amounted to $41,079, $41,175, and $46,995 for the years ended December 31, 2001, 2000 and 1999, respectively.

(11)     STOCKHOLDERS' EQUITY

         On November 16, 1998, the Company's Board of Directors authorized the repurchase of up to 5%, or 63,062 shares, of the Company's common stock. During 2000 and 1999, the Company repurchased a total of 47,500 shares under the repurchase program at prices ranging from $12.625 to $12.9375 per share. Total capital used for these repurchases amounted to $608,125.

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

         A discount of $717,005 was recorded to reduce the carrying value of the Senior Debenture at the date of issuance in recognition of its favorable interest terms. This discount was amortized over the initial term of the Senior Debenture on the level yield method. The discount amortization for the year ended December 31, 1999 amounted to $15,860, and is classified as interest expense in the accompanying consolidated statements of income.

         As discussed in Note 3, the Senior Debenture matured on May 1, 1999 and the Company repaid the obligation.

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

         The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows:

         CASH AND DUE FROM BANKS, AND SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL - These items are generally short-term in nature and, accordingly, the carrying amounts reported in the consolidated balance sheets are reasonable approximations of their fair values.

         INVESTMENT SECURITIES HELD-TO-MATURITY AND AVAILABLE-FOR-SALE - Fair values are based principally on quoted market prices.

         FHLB STOCK - The FHLB stock does not have a readily determinable market value. Consequently, the carrying amount is considered to approximate its fair value.

         LOANS - The fair value of accruing loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities or for classified loans using a discount rate that reflects the risk inherent in the loan.

         The fair value of nonaccrual loans is based on the estimated market value of the underlying collateral held.

         LOAN SERVICING ASSET - The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost.

         DEPOSITS - The fair value of demand, NOW, savings and money market deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using discounted value of contractual cash flows. The discount rates are the rates currently offered for deposits of similar remaining maturities.

         SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE - The face value is considered to approximate its fair value.

         FHLB ADVANCES - The fair value of Federal Home Loan Bank advances are estimated using a discounted cash flow technique that applies interest rates currently being offered on advances to a schedule of aggregated expected monthly maturities on FHLB advances.

         COMMITMENTS TO EXTEND CREDIT AND STANDBY LETTERS OF CREDIT - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value amounts are not material.

         At December 31, 2001 and 2000, the estimated fair value of the Company's financial instruments are as follows (in thousands):


                                                                                       DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                            2001                             2000
                                                              -----------------------------       ---------------------------
                                                                 CARRYING           FAIR           CARRYING           FAIR
                                                                  AMOUNT            VALUE           AMOUNT            VALUE
                                                                -----------       ---------       -----------       ---------

       ASSETS:
           Cash and due from banks and securities
           purchased under agreement to resell                  $    14,231      $    14,231       $    4,804       $   4,804
           Loans held for sale                                          758              761              505             508
             Investment securities:
               Held-to-maturity                                      14,615           14,693           22,489          22,452
               Available-for-sale                                    38,324           38,324           31,924          31,924
               Federal Home Loan Bank stock                           1,091            1,091              716             716
           Loans, net                                               111,349          111,129          102,128         104,462
           Loan servicing asset                                         530              530              465             465


                                                                                       DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                           2001                            2000
                                                              ---------------------------       ---------------------------
                                                               CARRYING           FAIR           CARRYING           FAIR
                                                                AMOUNT            VALUE           AMOUNT            VALUE
                                                              -----------       ---------       ------------      ---------

       LIABILITIES
       Deposits                                             $    137,658       $  139,915       $  129,046       $  129,617
       Securities sold under agreements to repurchase              6,843            6,950            9,574            9,572
       Federal Home Loan Bank advances                            21,614           20,947           10,869           11,028

(14)     THE COMPANY (PARENT COMPANY ONLY)

         The condensed separate financial statements of the Parent Company are presented below.

         CONDENSED BALANCE SHEETS


                                                                                          DECEMBER 31,
                                                                                -------------------------------
                                                                                   2001                   2000
                                                                                -----------            --------
       ASSETS
       Cash and due from banks                                                  $       107,909      $       57,762
       Investment securities:
         Available-for-sale (amortized cost: $631,779 in 2001 and 2000)                 529,168             386,167
       Investment in subsidiary bank                                                 16,012,029          15,949,905
       Other assets                                                                      47,103             119,882
                                                                                ---------------      --------------

                  Total assets                                                  $    16,696,209      $   16,513,716
                                                                                ===============      ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Other liabilities                                                        $       145,649      $       23,001
                                                                                ---------------      --------------

       Stockholders' equity:
         Common stock                                                                 1,328,041           1,328,041
         Surplus                                                                      4,431,380           4,431,380
         Retained earnings                                                           11,190,919          11,892,318
         Accumulated other comprehensive income (loss)                                  355,305            (405,939)
                                                                                ---------------      --------------

                                                                                     17,305,645          17,245,800
         Less - Treasury stock                                                          755,085             755,085
                                                                                ---------------      --------------

                  Total stockholders' equity                                         16,550,560          16,490,715
                                                                                ---------------      --------------

                  Total liabilities and stockholders' equity                    $    16,696,209      $   16,513,716
                                                                                ===============      ==============

       CONDENSED STATEMENTS OF INCOME


                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                     2001              2000              1999
                                                              -------------       -------------      --------------

       Interest and dividend income                           $   1,101,938       $     766,313      $    1,028,666
       Interest and other expense                                   466,581              88,000             162,503
                                                              -------------       -------------      --------------

       Income before income taxes and equity in
          undistributed earnings on subsidiary                      635,357             678,313             866,163
       Applicable income tax benefit                                 (4,809)            (20,387)            (28,963)
                                                              -------------       -------------      --------------

       Income before equity in (distribution in excess)
          undistributed earnings of subsidiary                      640,166             698,700             895,126
       Equity in (distribution in excess) undistributed
          earnings of subsidiary                                   (613,320)          1,272,019             923,522
                                                              -------------       -------------      --------------

       Net income                                             $      26,846       $   1,970,719      $    1,818,648
                                                              =============       =============      ==============

       CONDENSED STATEMENTS OF CASH FLOWS


                                                                            YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------------------
                                                                     2001              2000              1999
                                                              -------------       -------------      --------------

       CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                          $      26,846       $   1,970,719      $    1,818,648
          Adjustments to reconcile net income to net cash
              provided by operating activities -
                 Equity in (distribution in excess) undistributed
                    earnings of subsidiary                          613,320          (1,272,019)           (923,522)
                 Amortization of discount on debenture                    -                   -              15,860
                 Net accretion on investment securities                   -                   -             (34,904)
                 Net increase in accrued expenses
                    and other liabilities                           122,648              13,230              12,702
                 Net decrease in other assets                        15,579               8,575              32,692
                                                              -------------       -------------      --------------

                      Net cash provided by operating
                          activities                                778,393             720,505             921,476
                                                              -------------       -------------      --------------

       CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds from maturities of investment securities
              available-for-sale                                          -                   -           8,825,000
          Purchase of investment securities available-for-sale            -                   -          (5,876,675)
                                                              -------------       -------------      --------------

                      Net cash provided by investing
                          activities                                      -                   -           2,948,325
                                                              -------------       -------------      --------------

       CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of Senior Debenture                                   -                   -          (3,000,000)
          Purchase of common stock for treasury                           -            (159,375)           (448,750)
          Dividends paid                                           (728,246)           (582,595)           (444,597)
                                                              -------------       -------------      --------------

                      Net cash used in financing activities        (728,246)           (741,970)         (3,893,347)
                                                              -------------       -------------      --------------

       NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                50,147             (21,465)            (23,546)

       CASH AND CASH EQUIVALENTS, BEGINNING
          OF YEAR                                                    57,762              79,227             102,773
                                                              -------------       -------------      --------------

       CASH AND CASH EQUIVALENTS, END OF YEAR                 $     107,909       $      57,762      $       79,227
                                                              =============       =============      ==============

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW
          INFORMATION:
              Interest paid                                   $           -       $           -      $       82,369
                                                              =============       =============      ==============

(15)     REGULATORY CAPITAL

         The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's and the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgements by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts of ratios (set forth in the table below) of total Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2001, the Company and the Bank met all capital adequacy requirements to which they are subject and are considered "well capitalized" by the federal banking agencies. The most recent Federal Deposit Insurance Corporation examination categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events that management believes have changed the Bank's category.


                                                                                                 TO BE WELL CAPITALIZED
                                                                        FOR CAPITAL ADEQUACY    UNDER PROMPT CORRECTIVE
                                                    ACTUAL                    PURPOSES             ACTION PROVISIONS
                                               -------------------      --------------------     ----------------------
                                               AMOUNT        RATIO       AMOUNT        RATIO       AMOUNT        RATIO
                                               ------        -----      --------       -----      --------       ------

As of December 31, 2001:
   The Company:                            $ 19,402,000      14.99%   $ 10,354,636      8.00%   $          -      -
     Total capital (to risk weighted         17,769,000      13.73       5,176,693      4.00               -      -
       assets)
     Tier I capital (to risk weighted        17,769,000       9.79       5,445,046      3.00               -      -
       assets)
     Tier I capital (to average assets)
 The Bank:
     Total capital (to risk weighted         17,215,000      13.30      10,354,887      8.00      12,943,609     10.00%
       assets)
     Tier I capital (to risk weighted        15,595,000      12.05       5,176,763      4.00       7,765,145      6.00
       assets)
     Tier I capital (to average assets)      15,595,000       8.65       5,408,670      3.00       9,014,451      5.00
As of December 31, 2000:
   The Company:
     Total capital (to risk weighted         18,338,000      15.94       9,229,440      8.00               -      -
       assets)
     Tier I capital (to risk weighted        16,896,000      14.68       4,614,720      4.00               -      -
       assets)
     Tier I capital (to average assets)      16,896,000      10.10       5,019,330      3.00               -      -
   The Bank:
     Total capital (to risk weighted         17,641,000      15.44       9,143,200      8.00      11,429,000     10.00
       assets)
     Tier I capital (to risk weighted        16,208,000      14.18       4,571,600      4.00       6,857,400      6.00
       assets)
     Tier I capital (to average assets)      16,208,000       9.79       4,966,080      3.00       8,276,800      5.00
As of December 31, 1999:
   The Company:
     Total capital (to risk weighted         16,843,000      17.97       7,497,920      8.00               -      -
       assets)
     Tier I capital (to risk weighted        15,667,000      16.72       3,748,960      4.00               -      -
       assets)
     Tier I capital (to average assets)      15,667,000      10.71       4,386,930      3.00               -      -
   The Bank:
     Total capital (to risk weighted         16,105,000      17.30       7,446,720      8.00       9,308,400     10.00
       assets)
     Tier I capital (to risk weighted        14,937,000      16.05       3,723,360      4.00       5,585,040      6.00
       assets)
     Tier I capital (to average assets)      14,937,000      10.26       4,367,130      3.00       7,278,550      5.00

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

         Reportable segment specific information and reconciliation to consolidated financial information is as follows:


                                                                                               OTHER
                                                                                            ADJUSTMENTS
                                                          COMMUNITY                             AND
                                                           BANKING           OTHER         ELIMINATIONS     CONSOLIDATED
                                                       ---------------  ---------------   ---------------   --------------

       December 31, 2001
           Investment securities                       $    52,410,425  $    16,541,197   $   (16,012,029) $    52,939,593
           Net loans                                       111,349,576                -                 -      111,349,576
           Total assets                                    184,581,412       16,690,150       (16,083,511)     185,188,051
           Total deposits                                  137,729,585                -           (71,481)     137,658,104
           Total liabilities                               168,569,383          139,590           (71,481)     168,637,492
           Net interest income                               7,097,809        1,101,939        (1,078,245)       7,121,503
           Provision for loan losses                            75,000                -                 -           75,000
           Total noninterest income                            922,050          613,320          (613,320)         922,050
           Total noninterest expense                         6,319,936          466,580                 -        6,786,516
           Net income                                          464,925           26,846          (464,925)          26,846

       December 31, 2000
           Investment securities                       $    54,026,289  $    16,336,072   $   (15,949,905) $    54,412,456
           Net loans                                       102,128,196                -                 -      102,128,196
           Total assets                                    167,829,981       16,513,716       (15,972,190)     168,371,507
           Total deposits                                  129,068,534                -           (22,285)     129,046,249
           Total liabilities                               151,880,076           23,001           (22,285)     151,880,792
           Net interest income                               6,785,108          766,313          (741,971)       6,809,450
           Provision for loan losses                           175,000                -                 -          175,000
           Total noninterest income                          1,002,934        1,272,019        (1,272,019)       1,002,934
           Total noninterest expense                         4,490,052           88,000                 -        4,578,052
           Net income                                        2,013,990        1,970,719        (2,013,990)       1,970,719

       December 31, 1999
           Investment securities                       $    36,045,873  $    15,330,161   $   (14,827,906) $    36,548,128
           Net loans                                        93,382,709                -                 -       93,382,709
           Total assets                                    144,163,948       15,491,411       (14,873,704)     144,781,655
           Total deposits                                  104,634,303                -           (45,798)     104,588,505
           Total liabilities                               129,336,042            9,771           (45,798)     129,300,015
           Net interest income                               6,255,500          944,163          (954,161)       6,245,502
           Provision for loan losses                           275,000                -                 -          275,000
           Total noninterest income                            826,075          923,522          (923,522)         826,075
           Total noninterest expense                         3,838,893           78,000                 -        3,916,893
           Net income                                        1,877,683        1,818,648        (1,877,683)       1,818,648

(17)     SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

         A summary of selected quarterly financial data for the years ended December 31, 2001 and 2000 is as follows:


                                                                               2001 QUARTER ENDED
                                                       -----------------------------------------------------------------
                                                          MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                       ------------     -------------  --------------    ---------------
                                                                     (In thousands, except per share data)

       Interest income                                   $    3,459        $    3,377     $    3,360     $         3,274
       Interest expense                                       1,764             1,585          1,532               1,467
                                                       ------------     -------------  -------------     ---------------

                 Net interest income                          1,695             1,792          1,828               1,807

       Provision for loan losses                                 25                25             25                   -
                                                       ------------     -------------  -------------     ---------------

                 Net interest income after provision
                   for loan losses                            1,670             1,767          1,803               1,807

       Noninterest income                                       228               164            204                 326
       Noninterest expense                                    1,136             1,086          1,097               3,467
                                                       ------------     -------------  -------------     ---------------

                 Income (loss) before taxes                     762               845            910              (1,334)

       Income taxes                                             253               309            340                 253
                                                       ------------     -------------  -------------     ---------------

                 Net income (loss)                       $      509        $      536     $      570     $        (1,587)
                                                         ==========        ==========     ==========     ===============

       Basic earnings per share                          $     0.42        $    0.44      $     0.47     $        (1.31)
                                                         ==========        =========      ==========     ==============

       Diluted earnings per share                        $     0.42        $    0.44      $     0.47     $        (1.31)
                                                         ==========        =========      ==========     ==============


                                                                               2000 QUARTER ENDED
                                                       -----------------------------------------------------------------
                                                          MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                       ------------     -------------  --------------    ---------------
                                                                     (In thousands, except per share data)

       Interest income                                   $    3,108        $    3,357        $    3,460        $  3,469
       Interest expense                                       1,491             1,667             1,705           1,722
                                                       ------------     -------------     -------------    ------------

                 Net interest income                          1,617             1,690             1,755           1,747

       Provision for loan losses                                 50                75                50               -
                                                       ------------     -------------     -------------    ------------

                 Net interest income after provision
                   for loan losses                            1,567             1,615             1,705           1,747

       Noninterest income                                       199               231               275             298
       Noninterest expense                                    1,071             1,103             1,155           1,249
                                                       ------------     -------------     -------------    ------------

                 Income before taxes                            695               743               825             796

       Income taxes                                             246               264               292             286
                                                       ------------     -------------     -------------    ------------

                 Net income                              $      449        $      479        $      533        $    510
                                                         ==========        ==========        ==========        ========

       Basic earnings per share                          $      0.37       $     0.39        $     0.44        $    0.42
                                                         ===========       ==========        ==========        =========
       Diluted earnings per share                        $      0.37       $     0.39        $     0.44        $    0.42
                                                         ===========       ==========        ==========        =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The By-laws of the Company stipulate that the business and affairs of the Company are to be managed by a Board of Directors (the "Company Board"), which is to consist of not less than three nor more than thirteen individuals divided into three classes as nearly equal in size as possible. The Directors of the Company are elected by the shareholders of the Company for staggered three-year terms or until their successors are elected and qualified. Currently, each of the members of the Company Board are also members of the Board of Directors of the Bank (the "Bank Board"). The Directors of the Bank are elected annually for a one-year term.


         The following table sets forth certain information about the Directors of the Company.


                                                                  PRINCIPAL             DIRECTOR OF     TERM OF OFFICE
  CLASS                     NAME                   AGE            OCCUPATION            COMPANY SINCE      WILL EXPIRE
---------                  --------               ------          ----------            -------------    --------------

    I       John Nazarian, Ph.d.                    69    President, Rhode Island            1996              2003
                                                          College

    I       William P. Shields                      64    Retired                            1993              2003

    II      Patrick J. Shanahan, Jr.                57    Chairman, President and            1980              2004
                                                          Chief Executive Officer of
                                                          the Company and the Bank

    II      Gary R. Alger                           44    Director of E.R. Alger and         1998              2004
                                                          Company

    II      Joseph V. Mega                          68    President, Crugnale Bakery         1994              2004

   III      Joseph A. Keough, Esq.                  60    Judge/Magistrate, Rhode            1980              2002
                                                          Island Superior Court

   III      Peter L. Mathieu, Jr., M.D.             77    Pediatrician                       1980              2002

   III      Fred J. Simon, Jr.                      53    President, Simon                   1998              2002
                                                          Chevrolet-Buick, Ltd.


         Mr. Keough has been Judge/Magistrate, Rhode Island Superior Court since 1998. From 1997 until 1998, Mr. Keough was Master, Rhode Island Superior Court. Prior to that time, Mr. Keough was an attorney with the law firm of Keough and Gearon. Mr. Coloian has served as a Director of the Company since 1996.

COMPENSATION OF DIRECTORS

         Currently, all Directors of the Company receive a Director's fee of five hundred dollars ($500) for each Company Board meeting attended. Each Director receives an annual retainer of five thousand dollars ($5,000) and a Director's fee of five hundred dollars ($500) for each Bank Board meeting attended up to a maximum of one thousand dollars ($1,000) for meetings attended on any given day. In addition, each non-employee Director of the Company and the Bank receives a fee of five hundred dollars ($500) for all committee meetings attended. The Company and the Bank have implemented a deferred compensation plan for their Directors which allows Directors to defer the receipt of Director's fees paid by the Company and the Bank until their services with the Company Board and Bank Board terminate.

EXECUTIVE OFFICERS OF THE COMPANY AND THE BANK

         The names and ages of the Executive Officers of the Company and the Bank and each Executive Officers' position with the Company or the Bank is listed below.


                                                                    POSITIONS AND OFFICERS WITH THE
                 NAME                      AGE                            COMPANY OR THE BANK
                ------                   ------                     -------------------------------

Patrick J. Shanahan, Jr.                    57     Chairman, President and Chief Executive Officer of the Company
                                                   and the Bank

Robert D. McCormick                         57     Vice President of the Bank, Senior Loan Officer

Betty C. Ricci                              49     Vice President of the Bank - Information and Network Systems and
                                                   Operations

Thomas E. Coughlin                          57     Vice President of the Bank - Retail Banking

         Mr. Shanahan has served as Chairman of the Company since 1997 and President and Chief Executive Officer of the Company since its formation in 1980. Mr. Shanahan has served as Chairman of the Board of Directors of the Bank since 1987 and President and Chief Executive Officer of the Bank since 1975. In 1999, Mr. McCormick was appointed Senior Loan Officer of the Bank in addition to his duties as Vice President and Manager of Credit and Loan Administration of the Bank. Mr. McCormick joined the Bank as Vice President and Commercial Loan Officer in 1993. Mrs. Ricci has been employed as Vice President of Information and Network Systems and Operations of the Bank since October 1997, and Branch and Network Systems since December 1996. From November 1995 to December 1996, Mrs. Ricci was Vice President of Retail Banking at the Bank and from 1988 until November 1995, Mrs. Ricci was Vice President of Deposit Operations at the Bank. Mr. Coughlin joined the Bank as Vice President of Retail Banking in December 1996. Prior to joining the Bank, Mr. Coughlin held various positions at BayBank, Inc. since 1970, most recently as Vice President and Area Manager.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION


         The following table sets forth in summary form all compensation paid by the Company and the Bank to Patrick J. Shanahan, Jr., Chairman, President and Chief Executive Officer of the Company and the Bank, and John A. Macomber, former Vice President, Treasurer and Chief Financial Officer of the Company and the Bank, for services rendered in all capacities to the Company and the Bank during the past three fiscal years. No other executive officer of the Company received compensation in excess of $100,000 for such years.

                           SUMMARY COMPENSATION TABLE


                NAME AND                                                                        ALL OTHER
           PRINCIPAL POSITION               YEAR          SALARY             BONUS            COMPENSATION
          --------------------              ----          ------            -------          --------------

PATRICK J. SHANAHAN, JR.                    2001         $294,000       $2,150,000(1)            $27,700(2)
Chairman, President and Chief Executive     2000         $280,000         $100,000               $19,071(3)
Officer                                     1999         $265,000          $60,000               $17,059(4)

JOHN A. MACOMBER (5)                        2001         $111,300          $11,100                $3,336(6)
Former Vice President, Treasurer and        2000         $105,904          $15,000                $3,177(7)
Chief Financial Officer                     1999         $101,000           $4,000                $3,030(8)


------------------------

(1) For further information regarding bonuses paid to Mr. Shanahan during 2001, see "--Employment Agreement."

(2) Includes $5,100 in contributions made to the Company's 401(k) Plan on Mr. Shanahan's behalf in 2001. Also, includes $971 in insurance premiums paid by the Company for a term life insurance policy in favor of Mr. Shanahan in 2001 and $14,500 paid to Mr. Shanahan as director fees in 2001.

(3) Includes $5,100 in contributions made to the Company's 401(k) Plan on Mr. Shanahan's behalf in 2000. Also, includes $971 in insurance premiums paid by the Company for a term life insurance policy in favor of Mr. Shanahan in 2000 and $13,000 paid to Mr. Shanahan as director fees in 2000.

(4) Includes $4,388 in contributions made to the Company's 401(k) Plan on Mr. Shanahan's behalf in 1999. Also, includes $971 in insurance premiums paid by the Company for a term life insurance policy in favor of Mr. Shanahan in 1999 and $11,700 paid to Mr. Shanahan as director fees in 1999.

(5)      Mr. Macomber resigned as an employee of the Company in January 2002.

(6) Includes $3,336 in contributions made to the Company's 401(k) Plan on Mr. Macomber's behalf in 2001.

(7) Includes $3,177 in contributions made to the Company's 401(k) Plan on Mr. Macomber's behalf in 2000.

(8) Includes $3,030 in contributions made to the Company's 401(k) Plan on Mr. Macomber's behalf in 1999.

OPTION GRANTS IN LAST FISCAL YEAR

         The Company does not maintain any stock option or stock-based compensation plans. No stock options were granted to Messrs. Shanahan and Macomber for the year ended December 31, 2001.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         Neither Messrs. Shanahan and Macomber held any stock options during the year ended December 31, 2001.


SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Company has implemented a non-qualified supplemental executive retirement plan (the "SERP") to provide certain officers and highly compensated employees with additional retirement benefits. Benefits under the SERP are intended to supplement benefits payable under the defined Pension Plan (see below) which are subject to: (i) federal law limitations applicable to qualified pension plans; and (ii) early retirement penalties set forth in the Pension Plan. Benefits payable under the SERP are designed to recover those benefits that would be payable under the Pension Plan if not for these limitations.

         The SERP is a non-qualified benefit plan. Prior to the establishment of the Company's Compensation Committee, participants in the SERP were determined by the Company Board. Any future participants in the SERP will be determined by the Compensation Committee. During 2000, the Company amended the SERP to provide for a minimum benefit of 80% of the participant's three highest years' total compensation. Benefits are payable only upon death, retirement in accordance with the terms of the SERP, or termination of employment with the Company. As of December 31, 2001, the only participant in the SERP was Mr. Shanahan.

         The Company has established an irrevocable grantor's trust ("rabbi trust") in connection with the SERP. This trust is funded with contributions from the Company for the purpose of providing the benefits promised under the terms of the SERP. The SERP participants have only the rights of unsecured creditors with respect to the trust's assets, and do not recognize income with respect to benefits provided by the SERP until those benefits are received by the participants. The assets of the rabbi trust are considered part of the general assets of the Company and are subject to the claims of the Company's creditors in the event of the Company's insolvency. Earnings on the trust's assets are taxable to the Company.

PENSION PLAN

         The Bank is a member of the Financial Institutions Retirement Fund ("FIRF") which sponsors a multiple employer pension plan (the "Pension Plan"). Contributions to the Pension Plan are determined on an actuarial basis for the benefit of all qualifying employees. Employees become eligible for participation on attainment of age 21 and completion of one year of service to the Bank. The Pension Plan provides an annual benefit upon retirement calculated by adding the products of (i): (a) 1.5% multiplied by; (b) the employee's years of benefit service multiplied by; (c) the employee's highest average salary for three consecutive years of service ("High-3 Average Compensation"); up to the covered Compensation Level (defined generally as the average of the maximum social security wage base for the 35-year period preceding social security retirement age), and (ii): (x) 2.0% multiplied by; (y) the employee's years of benefit service multiplied by; (z) the employee's High-3 Average Compensation to the extent it exceeds the Covered Compensation Level. Under the terms of the Pension Plan, benefits are calculated as a 10 year certain and continuous annuity. Participants may elect payment in the "regular form" or in another one of the annuity forms or "lump sum" options available under the Pension Plan. Benefit payments generally begin at age 65, but they can begin earlier in a reduced amount, or, if the employee continues working past 65, later in an increased amount. Administrative expenses for the Pension Plan are paid by the Company. Benefits under the Pension Plan become fully vested upon 5 or more years of service to the Company. Benefits are not offset against Social Security.

         The following table sets forth estimated annual benefits payable upon retirement at age 65 assuming the employee chooses the regular form of benefit under the Pension Plan.


                               PENSION PLAN TABLE

           HIGH-3 AVERAGE                                         YEARS OF BENEFIT SERVICE
            COMPENSATION                      5                10             20             30              40
            ------------                 -----------      -----------     ----------     ----------      -------

$  25,000........................      $  1,900         $  3,800         $  7,500        $11,300        $ 15,600
   50,000........................         4,100            8,100           16,300         24,400          33,500
   75,000........................         6,600           13,100           26,300         39,400          53,500
  100,000........................         9,100           18,100           36,300         54,400          73,500
  125,000........................        11,600           23,100           46,300         69,400          93,500
  150,000 and over (1)...........        14,100           28,100           56,300         84,400         113,500(1)

-----------------

(1)      The Maximum amount payable under the pension plan in 2001 is $133,080.

         For purposes of the table, Mr. Shanahan had 27 years of service with the Company as of December 31, 2001.

401(k) PLAN

         Effective as of January 1, 1997, the Company adopted the Financial Institutions Thrift Plan, an employee savings incentive plan established pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended (the "401(k) Plan"). Under the 401(k) Plan, eligible participants may defer portions of their salaries for future receipt and the Company may match up to 50% of the deferral contribution made by such participant up to a maximum deferral contribution of 6% of a participant's compensation during the fiscal year.

EMPLOYMENT AGREEMENT

         Effective as of February 8, 1999, the Company entered into a Second Amended and Restated Employment Agreement with Patrick J. Shanahan, Jr., Chairman, President and Chief Executive Officer of the Company and the Bank (the "Employment Agreement"). The Employment Agreement provides that Mr. Shanahan's base salary from January 1, 2001 to December 31, 2001 will be $294,000, and that his salary will be reviewed each year and that there will be an annual increase of not less than five (5%) percent. In addition to base salary, the Employment Agreement provides for, among other things, participation in other fringe benefits applicable to Executive Officers including the Company's supplemental executive retirement plan (described above).

         The Employment Agreement provides that either the Company or Mr. Shanahan may terminate the agreement upon 90 days notice to the other. The Employment Agreement provides for termination by the Company "for cause," as defined in the Employment Agreement, at any time without further compensation. In the event the Company chooses to terminate Mr. Shanahan's employment for reasons other than cause, Mr. Shanahan would be entitled to continue to receive from the Company his existing base salary and all benefits for twenty-four (24) months from the date of termination.

         Under the Employment Agreement, if Mr. Shanahan voluntarily terminates the Employment Agreement upon a "change of control" of the Company (as defined in the Employment Agreement), or Mr. Shanahan is deemed involuntarily terminated as a result of certain events or circumstances following a change of control, then Mr. Shanahan would be entitled, at his sole discretion, to either: (i) the payments and benefits due under the Employment Agreement upon termination by the Company other than for cause as set forth above; or (ii) 2.99 times the sum of
(a) Mr. Shanahan's average base salary for the immediately preceding five (5) years prior to the change of control, PLUS, (b) the amount of the bonus paid to Mr. Shanahan by the Company or the Bank, if any, during the immediately preceding year prior to the change of control, in each case, payable in one lump sum on the date of termination.

         In the event of a change in control of the Company, were Mr. Shanahan to opt for the lump-sum payment of 2.99 times the sum of his average base salary for the immediately preceding five (5) years plus the amount of any bonus received by Mr. Shanahan in the preceding year, the total amount of payments under the Employment Agreement, based solely on cash compensation paid to Mr. Shanahan over the past five fiscal years and excluding any benefits under any employee benefit plan which may be payable, would be approximately $1,310,000.

         In connection with entering into the Merger Agreement, the Company, Washington Trust and Mr. Shanahan entered into a letter agreement amending Mr. Shanahan's employment agreement. Under this letter agreement, Mr. Shanahan's employment with the Company will terminate on the later to occur of the closing date of the merger or March 1, 2002. In addition, Mr. Shanahan has agreed to forego the cash severance payment he is entitled to receive under his Employment Agreement in connection with a change of control. In lieu of this cash severance payment, the Company agreed to pay Mr. Shanahan a special one-time bonus of $2.1 million. As required under the Merger Agreement, this bonus was paid to Mr. Shanahan in November 2001. The Company also agreed with Washington Trust that Mr. Shanahan's bonus relating to our 2001 performance would not exceed $150,000 and would be paid in 2001. The Company paid Mr. Shanahan a bonus for 2001 performance in the amount of $150,000 in November 2001. Under this letter agreement, Mr. Shanahan will also receive the payments to which he is entitled under our retirement and pension plans and he will be eligible to participate in Washington Trust's family health plan until age 65. In addition, the Company will transfer ownership of his company automobile to him.

         In the event that any of these arrangements with Mr. Shanahan were in the future to be subject to an excise tax imposed by Section 4999 of the Internal Revenue Code, Mr. Shanahan may also be entitled to an additional payment, referred to as a gross-up payment, so that the net amount retained by Mr. Shanahan after the payment of any excise tax and any income and employment taxes due as a result of the receipt of the gross-up payment will equal the amount to which Mr. Shanahan was otherwise entitled. The Company does not anticipate that these arrangements will be subject to the excise tax.

         Washington Trust and Mr. Shanahan have also agreed, at or prior to the effective time of the Merger, to enter into a three-year noncompetition agreement. This agreement contains customary non-competition, non-solicitation of employees and customers, non-interference and non-disclosure of confidential information provisions. Mr. Shanahan will be paid $840,000 in connection with entering into this agreement.

COMPENSATION COMMITTEE REPORT

         The Compensation Committee represents both the Company and the Bank and, in 2001, consisted of two Directors who were not officers or employees of the Company; Joseph V. Mega and Dr. John Nazarian as well as Patrick J. Shanahan, Jr., Chairman, President, Chief Executive Officer and a Director of the Company and Chairman, President, Chief Executive Officer and a Director of the Bank.

         The Committee's primary responsibilities are to provide independent review and oversight and promote corporate accountability for executive compensation, approve performance and base compensation policies for executive management and employees, approve incentive plans, and to provide oversight of Company benefit programs.

         Decisions on compensation of the Company's and the Bank's executives generally are made by the Compensation Committee. All decisions by the Compensation Committee relating to the compensation of the Company's and the Bank's Executive Officers are reviewed by each of the full Company and Bank Board. Pursuant to rules of the Securities and Exchange Commission, set forth below is a report prepared by the Company's and the Bank's Board Compensation Committee addressing the Company's and the Bank's compensation policies for 2001 as they affected Mr. Shanahan, the Company's Chief Executive Officer and the other Executive Officers.

COMPENSATION POLICIES TOWARD EXECUTIVE OFFICERS.

         The Company's and the Bank's compensation program for Executive Officers consists of base salary. The Compensation Committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with the Company's annual and long-term performance goals, reward above average corporate performance, recognize individual initiative and achievements, and assist the Company in attracting and retaining qualified executives. Levels of executive compensation are set at levels that the Compensation Committee believes to be consistent with others in the Bank's industry.

CHIEF EXECUTIVE OFFICER COMPENSATION:

         Mr. Shanahan serves the Company and the Bank pursuant to an amended employment agreement which provides for his employment as Chairman, President and Chief Executive Officer of the Company and the Bank. The terms of Mr. Shanahan's contract were negotiated at arms-length. Mr. Shanahan's base salary was $294,000 in the calendar year 2001 and is subject to an increase of no less than 5% each calendar year. See "EMPLOYMENT AGREEMENT."

                  Members of the Compensation Committee:

                           JOSEPH V. MEGA, CHAIRMAN
                           JOHN NAZARIAN, PH.D.
                           PATRICK J. SHANAHAN, JR.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During 2001, each member of the Compensation Committee other than Mr. Shanahan was an independent, non-employee Director of both the Company and the Bank. Mr. Shanahan is Chairman, President and Chief Executive Officer of the Company and the Bank.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the ownership of Common Stock as of March 19, 2002, by each of the Directors and Executive Officers and the Directors and Executive Officers as a group.


                                              AMOUNT AND NATURE OF BENEFICIAL
NAME                                                     OWNERSHIP                          PERCENT OF CLASS
-----                                         -------------------------------               -----------------


Gary R. Alger (a)                                            2,100                                 *
Thomas E. Coughlin (b)                                         250                                 *
Joseph A. Keough, Esq.(a)                                    5,500                                 *
Peter L. Mathieu, Jr., M.D.(a)                              61,800(3)                              5.1%
Robert D. McCormick (b)                                        100(4)                              *
Joseph V. Mega (a)                                           6,500(5)                              *
John Nazarian, Ph.D.(a)                                      3,000                                 *
Betty C. Ricci(b)                                              100(6)                              *
Patrick J. Shanahan, Jr.(a)(b)                              79,956(7)                              6.6%
William P. Shields (a)                                       2,200                                 *
Fred J. Simon, Jr.(a)                                       15,000                                 1.2%

Directors and Executive
  Officers as a Group (13 persons)                         176,506                                14.5%

*        Shareholdings represent less than 1.0% of class

(a)      Designates Director of the Company and the Bank

(b)      Designates Executive Officer of the Company and/or the Bank

NOTES:

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, shares are shown as beneficially owned if the person named in the table has or shares the power to vote or direct the voting of, or the power to dispose or to direct the disposition of those shares. Inclusion of shares in the table does not necessarily mean that the persons named have any economic interest in shares set opposite their respective names.

(2) Includes 40,000 shares owned in joint tenancy with Dr. Mathieu's wife, Betty Burkhardt Mathieu, M.D.

(3) Shares are owned in joint tenancy with Nancy A. McCormick, his wife.

(4) Shares are owned in joint tenancy with Antonette M. Mega, his wife.

(5) Shares are owned in joint tenancy with Vincent A. Ricci, Jr., her husband.

(6) Includes 8,150 shares owned in joint tenancy with Mr. Shanahan's wife.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Executive Officers, Directors, and 10% shareholders to file reports of ownership (Form 3) and changes of ownership (Form 4) with respect to the Company's Common Stock with the Securities and Exchange Commission. Executive Officers, Directors and principal shareholders are required to furnish the Company with copies of all Section 16(a) forms they file. Based upon a review of the filings for 2001 furnished to the Company, no required Section 16(a) filing was reported late.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank has had, and may have in the future, various loan and other banking transactions in the ordinary course of business with the Directors, Executive Officers, and principal shareholders of the Company, the Bank and entities with which these persons may be associated. All of these transactions:
(i) have been and will be made in the ordinary course of business; (ii) have been and will be made on substantially the same terms, including interest rates and collateral on loans, as those prevailing at the time for comparable transactions with unrelated persons; and (iii) in the opinion of management do not and will not involve more than the normal risk of collectibility or otherwise present other terms less favorable to the Bank than would otherwise be obtained with unrelated persons. As of December 31, 2001, the total dollar amount of extensions of credit to Directors, Executive Officers and any of their associates was $1,223,022, which represented approximately 7.40% of the Company's total stockholders' equity as of that date.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (1)  EXHIBITS

         The exhibits listed in the Exhibit Index are filed with this Form 10-K or are incorporated by reference into this Form 10-K.

         (2)  FINANCIAL STATEMENTS

         The following financial statements and accountant's report have been filed as Item 8 in Part 11 of this report:

              Report of Independent Public Accountants

              Consolidated Balance Sheets as of December 31, 2001 and 2000

              Consolidated Statements of Income for the years ended December 31, 2001, 2000, and 1999

              Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2001, 2000, and 1999

              Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

              Notes to Consolidated Financial Statements

         (3)  FINANCIAL STATEMENT SCHEDULES

         Certain financial statement schedules are omitted because they are not applicable or because the information is provided in Part II, Item 8, "Financial Statements and Supplementary Data".

         (4)  REPORTS ON FORM 8-K

         On November 14, 2001, the Company filed a Current Report on Form 8-K with respect to its execution of the Agreement and Plan of Merger with Washington Trust Bancorp, Inc.

                                  EXHIBIT INDEX

                EXHIBIT
REFERENCE       NUMBER                      DESCRIPTION
---------       -------                     -----------


(1)             3.1       --Amended and Restated Articles of Incorporation of the Registrant.
(1)             3.2       --By-Laws of Registrant.
(1)             4.1       --Specimen Certificate for Shares of the Registrant's Common Stock, $1.00 par value.
(1)             10.1      --Lease Agreement between the Bank and Angelo Archetto regarding Cranston, Rhode
                               Island property dated as of May 14, 1974.
(1)             10.2      --Acquisition Agreement between the Registrant, Maurice C. Paradis, receiver for
                               Chariho-Exeter Credit Union, and the Rhode Island Depositors Economic Protection
                               Corporation (DEPCO) dated as of May 1, 1992.
(1)             10.3      --Senior Debenture issued by Registrant to DEPCO dated as of May 1, 1992.
(4)             10.4      --Second Amended and Restated Employment Agreement between Registrant and
                               Patrick J. Shanahan, Jr. dated as of February 8, 1999.
(5)             10.6      --Amended Supplemental Executive Retirement Plan dated November 13, 2000.
(1)             10.7      --Financial Institutions Retirement Fund Defined Pension Plan-Summary Plan
                               Description.
(1)             10.8      --Form of Deferred Compensation Agreement regarding Directors' Fees.
(2)             10.9      --Financial Institutions Thrift Plan-Summary Plan Description.
(2)             10.10     --Lease Agreement(s) between Bank and Wal-Mart Stores, Inc., dated as of January 27,
                               1997.
(3)             10.11     --Service Agreement dated as of April 1, 1997 by and between First Bank and Trust
                               Company and BISYS, Inc. (Confidential treatment granted for certain portions of the
                               Exhibit).
(1)             21.1      --Subsidiaries of Registrant.
(6)             99.1      --Letter from Arthur Andersen LLP regarding financial statements.


---------------

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

(2) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(3) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(6)      Filed herewith.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                 FIRST FINANCIAL CORP.


          By:                                    /s/ Patrick J. Shanahan, Jr.
                                                 ------------------------------
                                                 Patrick J. Shanahan, Jr.
                                                 Chairman, President and Chief
                                                 Executive Officer

Date:  April 12, 2002

         Pursuant to the requirements of the Securities Act of 1934, as amended, this Report has been signed below by the following persons in the capacities and on the dates indicated:


SIGNATURE                                   TITLE                                       DATE
---------                                   -----                                      ------

/s/ PATRICK J. SHANAHAN, JR.                Chairman, President and Chief         April 12, 2002
----------------------------                Executive Officer; Director
PATRICK J. SHANAHAN, JR.


/s/ GARY R. ALGER                           Director                              April 12, 2002
------------------------------------
GARY R. ALGER


                                            Director                              April 12, 2002
------------------------------------
JOSEPH A. KEOUGH


/s/ DR. PETER L. MATHIEU, JR.               Director                              April 12, 2002
------------------------------------
Dr. PETER L. MATHIEU, JR.


                                            Director                              April 12, 2002
------------------------------------
JOSEPH V. MEGA


/s/ JOHN NAZARIAN, PH.D.                    Director                              April 12, 2002
------------------------------------
JOHN NAZARIAN, PH.D.


/s/ FRED J. SIMON                           Director                              April 12, 2002
------------------------------------
FRED J. SIMON


                                            Director                              April 12, 2002
------------------------------------
WILLIAM P. SHIELDS


/s/ DONNA DUPUIS                            Vice President and Treasurer          April 12, 2002
------------------------------------
DONNA DUPUIS